Form 10-K
period 1999-12-31
LORACA INTERNATIONAL INC
filed 2000-03-30
CIK 1096345

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO
                  .

                       Commission File Number 000-27585

                               ----------------

                          LORACA INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

                   Nevada                                        87-0555751
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                       Identification No.)

           1601 Fifth Avenue, Suite 2320, Seattle, Washington 98101 (Address of principal executive offices, including zip code)

                                (206) 332-0400
             (Registrant's telephone number, including area code)

    5600 Wyoming Boulevard, N.E., Suite 150, Albuquerque, New Mexico 87109
                               (Former Address)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The approximate aggregate market value of the registrant's common stock held by nonaffiliates of the registrant (based on the closing sales price of such stock as reported by the Nasdaq Stock Market) on March 20, 2000 was $3,435,064. Excludes shares of common stock held by directors, officers and each person who holds 5% or more of the registrant's common stock. Number of shares of common stock, $0.001 par value per share, outstanding as of March 20, 2000 was 7,013,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

                   Documents                                 Form 10-K Reference
                   ---------                                 -------------------
 Portions of the Proxy Statement for the             Items 10, 11, 12 and 13 of Part III
  registrant's 2000 Annual Meeting of
  Stockholders are incorporated by reference
  into Part III of this Form 10-K

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  This report on Form 10-K contains forward-looking statements. Such statements generally concern future operating results, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, liquidity and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. We have based such forward-looking statements on our current plans, intentions, expectations, estimates and assumptions, which are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in this document. Factors that could cause or contribute to disparities between our forward-looking statements and our actual results are discussed throughout this document, including the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Overview," "Year Ended December 31, 1999 Compared to Year Ended December 31, 1998," "Year Ended December 31, 1998 Compared to Year Ended December 31, 1997," "Liquidity and Capital Resources," "Year 2000 Compliance," and "Factors That May Affect Future Results." Investors are encouraged to consider carefully these risks in evaluating us and before purchasing our stock.

ITEM 1. BUSINESS

Overview

 Loraca International, Inc.

  Loraca International, Inc. ("Loraca") is an e-finance services holding company. It was formed on March 11, 1996, as a Nevada corporation and currently operates a mortgage bank through its wholly owned subsidiary, NMMC, Inc. ("NMMC," and together with Loraca, the "Company"), headquartered in Seattle, Washington. NMMC is a New Mexico corporation which was formed on March 28, 1986, under the name B.C. Trucking, Inc. In 1991, NMMC commenced loan originations and changed its name to New Mexico Mortgage Co., Inc. In December 1998, the name New Mexico Mortgage Co., Inc. was changed to NMMC, Inc. NMMC is currently focused on the origination and sale of non-prime mortgage products in certain western states and is doing business as New Mortgage Millennium Corp. All of the outstanding capital stock of NMMC was acquired by Loraca in a purchase transaction effective as of February 23, 1998.

  From 1991 through early 1999, NMMC originated primarily single family, conventional and government insured mortgage loans. Commencing in March 1999, the Company began to shift its focus to origination of non-prime mortgage loans under the direction of a new management team. See Item 10, Directors and Executive Officers. As part of its new strategic focus, the Company closed its retail lending operations in Albuquerque, New Mexico and Irvine, California and relocated its principal offices to Lake Oswego, Oregon until March 2000 at which time the principal offices were moved to Seattle, Washington.

 The Mortgage Market

  The mortgage market may be broadly divided into four major segments today:

  . mortgage origination--sourcing, verification and documentation of mortgage loans, typically done by mortgage brokers and lenders;

  . mortgage lending--underwriting, funding and selling closed loans to mortgage loan investors;

  . capital markets--providing liquidity for sales into the secondary market; and

  .  servicing--ongoing billing, collection and foreclosure/asset management.

  Consumers generally seek mortgage loans to finance a home purchase or to refinance existing mortgage debt. In some cases, a borrower may refinance for more than the existing mortgage amount and use the proceeds generated for other purposes. Mortgage loans are originated through two primary lending channels, frequently referred to as retail and wholesale. Retail lenders work directly with consumers, while wholesale lenders work with mortgage brokers or purchase closed loans from other lenders.

 Mortgage Broker Businesses

  Mortgage broker businesses are typically small, local enterprises that increasingly lack the financial resources and technological capability to compete with financially stronger and more established competitors. In particular, they generally lack access to the technology necessary to determine borrower eligibility quickly and to search and analyze available mortgage products to find the best match for their customers. Because of the complex nature of the mortgage loan process and the preference of many consumers for personal contact, the Company believes that local mortgage brokers will continue to be an integral and important part of the mortgage lending business. However, as technology advances make it easier for consumers to deal directly with lenders, the Company believes that mortgage brokers will need to find new ways to compete more effectively for the consumer's business.

 Market Opportunity for the Online Mortgage Origination

  Management of the Company believes that mortgage lending is well suited to an Internet-based distribution model for a number of reasons, including:

  . mortgages are information products that need no physical delivery or warehousing;

  . pending mortgage lending transactions can be tracked more efficiently through the use of graphical and dynamic real-time presentations over the Internet;

  . borrower data can be rapidly transmitted by mortgage originators to mortgage lenders through the Internet, allowing automated underwriting and streamlined overall processing; and

  . local offices and expenses associated with the traditional distribution model are reduced.

  Consequently, the Company believes a significant market opportunity exists for an easy to use online service aimed at mortgage originators with a broad selection of products and services.

Recent Developments

  On February 11, 2000, the Company, through its subsidiary, entered into an agreement to acquire all of the outstanding shares of The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation (collectively "Lexus"), pursuant to the terms of an Agreement and Plan of Merger. Lexus is a conforming mortgage banking origination and servicing platform. The Company (through its subsidiary) shall pay to Lexus an aggregate of (i) 377,778 shares of common stock of Loraca, and (ii) floating rate convertible subordinated notes in the principal amount of $2,300,000.

  On February 7, 2000, the Company entered into discussions to acquire J.A. Young & Co., Inc. ("JA Young"), an application service provider that provides electronic-based solutions to companies' business problems. JA Young specializes in the telecommunications and financial services industries. The Company intends to acquire J.A. Young and discussions are underway.

Loraca's Business Strategy

  Loraca's business strategy is to build upon its existing mortgage banking platform and grow its customer base by: (i) expanding its mortgage banking platform; (ii) offering conventional mortgage products; (iii) developing an Internet mortgage lending and delivery system to reduce mortgage loan processing times and enhance existing distribution channels; (iv) creating brand recognition around its proprietary Internet domain names; and (v) exploring potential acquisition opportunities and strategic alliances to enlarge its operations in the above areas.

  Expansion of Mortgage Banking Platform. Through NMMC, the Company currently originates non-prime mortgages under the name New Mortgage Millennium Corp. Non-prime mortgages have historically been the most profitable and least interest rate sensitive mortgage products. The Company intends to expand its non-prime operations into additional states by obtaining licenses to transact business in most of the United States.

  Additional Mortgage Loan Products. The Company plans to offer additional mortgage loan products through conventional and electronic-based distribution channels, including conforming mortgage loans, jumbo mortgage loans and second mortgage loans.

  Development of Internet Mortgage Loan Processing and Delivery System. The Company has contracted with J. A. Young & Co., Inc., a Bellevue, Washington based technology consulting firm ("J. A. Young") to develop an interactive electronic database which will automate many aspects of the loan application, underwriting and approval process. Management of the Company believes that such automation will result in (i) decreased loan processing times; (ii) increased productivity; (iii) lower processing costs; and (iv) broader distribution channels for the offer and sale of the Company's products.

  Create Brand Recognition. The Company intends to create brand recognition by establishing web sites under Internet domain names which it has reserved. The Company plans to launch both traditional and online marketing campaigns to increase customer awareness and penetrate its target markets.

  Explore Potential Acquisitions. The Company intends to pursue acquisition opportunities, as they arise, as the primary means of expanding its mortgage banking platform for conventional loans. In addition, the Company has retained the DeHayes Consulting Group out of Sacramento, California to assist it in identifying and evaluating strategic partners for the Company in the insurance industry. Management of the Company believes that certain insurance products (including, among others, title, home warranty and home hazard insurance), when offered with the Company's mortgage loan products, may have the potential to expand the Company's customer base and increase sales of its existing products and services. In evaluating any acquisition candidate, the Company will analyze several strategic characteristics, including the candidate's geographic location(s), the types of products or services it provides, existing distribution channels, the presence and strength of local competition, the regulations applicable to the candidate and the structure of the transaction. The Company may purchase candidates which meet its criteria with cash, equity or debt securities or some combination of the foregoing.

Products and Services

  The following is a description of the types of mortgage loan products that the Company offers or intends to offer. All of these loans will be sold to various institutional investors. Products are designed primarily to satisfy these investors' criteria.

  Conforming Mortgage Loans. Conforming mortgage loans are mortgage loans that conform to the underwriting standards established by one of the two government-sponsored mortgage entities--the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Association ("Freddie Mac").

  Jumbo Mortgage Loans. Jumbo mortgage loans exceed the maximum loan size for a conforming mortgage loan (approximately $252,700 for a single-family home), but otherwise satisfy the underwriting guidelines established by Fannie Mae or Freddie Mac.

  Alternative A Mortgage Loans. Alternative A mortgage loans fail to satisfy one or more elements of the jumbo or Fannie Mae/ Freddie Mac loan underwriting criteria, such as those relating to documentation, employment history, income verification, loan-to-value ratios, credit history, qualifying ratios or borrower net worth.

  Second Mortgage Loans. Second mortgage loans are mortgage loans secured by second liens on the underlying property. These loans are designed primarily for high credit quality borrowers and are underwritten according to the standards of the investor to which the loans will be sold. Second mortgage loans are "closed-end," that is they are fixed in amount at the time of origination and typically amortize over the term of the loan or have a balloon payment feature at maturity, and generally bear fixed interest rates.

  Non-Prime Mortgage Loans. Non-prime mortgage loans consist of mortgage loans to borrowers who have impaired or limited credit profiles or higher debt-to-income ratios than would be acceptable for sale of such loans to Fannie Mae or Freddie Mac. Such mortgage loans may also fail to satisfy the underwriting criteria of the government-sponsored entities in other ways, including loan amount and distinctiveness of property characteristics.

Sales and Marketing

  The Company intends to sell its mortgage loan products (i) through its direct sales force and (ii) online over the Internet. As of December 31, 1999, the Company employed 4 salespeople marketing to small mortgage brokers and calling upon accounts in states in which the Company operates. The Company is in the process of developing web sites to offer the Company's products online to mortgage brokers, mortgage bankers, credit unions and community banks.

  The Company plans to use both traditional and online marketing strategies as well as sales executives to maximize customer awareness and enhance brand recognition. Traditional advertising efforts will include print campaigns and promotions at trade shows aimed at building nationwide brand awareness with the Company's customers. In addition to its advertising campaign through traditional mediums, the Company intends to enter into affiliations with its customers and other financial services-related companies to cross-market products. Online partnering arrangements may include (i) private label marketing arrangements with mortgage banks, mortgage brokers, community banks, credit unions and real estate brokers, whereby the Company will provide them with web sites linked to the Company's own web sites, (ii) placing links and banner advertisements on partners' web sites and (iii) establishing mortgage loan monitoring services for those partners' customers.

The Loan Process

 Technology

  The Company is currently developing technology aimed at the mortgage origination business. Each mortgage originator may apply with the Company to receive an account number and password. The mortgage originator may then access the Company's system and input information about a potential borrower into the Company's database. Within minutes, the mortgage originator will receive a decision. If a pre-approval is granted, the notification will include a list of those items required to complete the lending process. Alternatively, the Company's proprietary technology will provide the mortgage originator with alternative mortgage products for which the borrower may qualify. The mortgage originator may then track in real time the status of all loan requests submitted under its account.

  The Company believes that its technology will reduce the processing time between receipt of borrower information and loan approval, allow mortgage banks, mortgage brokers, community banks and credit unions to increase their transaction volumes and shorten the period of time in which the borrower may be lost to the competition. In addition, the Company believes that earlier approvals may result in (i) shorter sale times (and lower inventories) for builders and developers and (ii) higher closing ratios and quicker realization of commissions by real estate agents. Further, the Company believes that increased automation of the mortgage loan approval process will ultimately reduce the cost of providing a loan, which savings may then be passed on to the borrower.

 Underwriting

  Internet underwriting ("IU") is expected to contribute significantly to the Company's goal of greater efficiency in the lending process by providing the Company's customers with faster, more cost-efficient credit reviews and decisions. In addition, the Company believes that integration of existing IU systems with the IU system of the Company will increase a mortgage originator's capture rate. The Company intends to continue to invest substantial resources into improving its IU capabilities. Because it does not hold mortgage loans for investment purposes, the Company underwrites each mortgage loan to composite criteria compiled from multiple investors. Such criteria generally involve a review and analysis of a potential borrower's:

  . overall credit history, with an emphasis on mortgage and installment debt;

  .  employment and income; and

  .  subject property value and characteristics.

 Quality Assurance and Control

  Prior to funding a loan, the Company performs a pre-closing audit to ensure that the loan meets investor requirements. The pre-closing audit includes:

  . generation of a new credit report (depending upon the amount of time which has elapsed between approval and funding);

  .  a verbal verification of current employment; and

  .  a lien search on the subject property.

  The Company's quality control provider continuously samples closed loans (i) to verify compliance with legal documentation requirements, (ii) to ensure accuracy, and (iii) to help prevent fraud. Quality control reviews enable the Company to monitor, evaluate and improve the overall quality of loan production and to identify potential underwriting problems. The Company currently utilizes the services of an independent outside quality control provider. Each month, the quality control provider reviews a random 10% sample of loans funded by us. This examination includes:

  .  a credit underwriting review;

  .  a completed loan package re-verification;

  .  a loan program compliance review; and

  .  a federal regulatory compliance review.

  Every loan selected for review undergoes a complete re-verification of employment, deposit, mortgage and rental history. A new residential mortgage credit report is ordered on 10% of the selected loans, while a new review appraisal may be ordered on another 10% of the selected loans. This review is intended to detect evidence of fraudulent documentation and/or irregularities in the processing, funding, servicing or selling of the mortgage loan. Verification of occupancy and applicable information is made by regular mail. Over each 12-month period, the Company's quality control provider is required to examine loans of all product types (from all states of origination) and all loans with high-risk characteristics. Quality control reports produced by the outside quality control provider include individual loan overviews, loan group overviews and key trends or patterns summarized on a monthly and year-to-date basis. To date, these quality control reviews have not uncovered any material deficiencies.

 Loan Sales

  The Company currently sells all mortgage loans that it funds along with the mortgage loan servicing rights to various institutional investors. The Company determines the investor following a comparison of prices available for each loan to be sold, an analysis of market conditions at the time of sale and a review of the risk profile of the mortgage loan to be sold.

 Recourse and Repurchases

  The Company reduces its prepayment and default risk (other than first-payment defaults) by selling all of the mortgage loans which it closes. However, in connection with its whole-loan sales, the Company typically makes representations and warranties to the purchasers of the loans relating to, among other things: (i) compliance with applicable laws, regulations and program standards and (ii) the accuracy of the information provided by the Company to the purchaser, including information provided by the borrower. The Company's loan sale agreements with institutional investors generally require it to repurchase mortgage loans if the representations made in the agreement are materially inaccurate or if the warranties are breached. In addition, the Company may be required to indemnify the investors for any damages caused by such breach. In order to reduce its risk related to inaccurate borrower information, the Company generally requires the mortgage broker or other entity supplying the borrower information to make representations and warranties regarding the accuracy of that information and providing for a means of recourse in the event such representations and warranties are breached.

  If a repurchase request is made, the Company typically attempts to remedy the breach and seek a rescission of the repurchase request. In the event the Company is unable to remedy the breach or obtain a rescission of the repurchase request, it may refinance or sell the subject mortgage loan to another investor, sometimes at a loss. Additionally, in connection with some non-prime mortgage loan sales, the Company may be required to return a portion of the premium received upon the sale of the mortgage loan if the loan is prepaid by the borrower within the first year after sale, net of any prepayment penalty collected. The Company has attempted to minimize the risk of a loan rejection and repurchase request through its quality assurance program which monitors the entire mortgage loan process. If the Company is required to repurchase loans originated for or sold to investors, its operating results could be materially adversely affected.

 Warehouse Financing

  The Company relies upon warehouse financing facilities to support its loan originations prior to sale. The Company borrows money on a short-term basis through warehouse lines of credit during the period from loan origination to sale. The Company has established (i) a $5,000,000 warehouse line of credit with The Provident Bank which may be terminated at any time by The Provident Bank and (ii) a $5,000,000 warehouse line of credit with Sterling Bank & Trust which matures on June 27, 2000. As of December 31, 1999, the Company had borrowed $1,288,797 from The Provident Bank and had no outstanding borrowings under its agreement with Sterling Bank & Trust.

  The Company's agreements with the Provident Bank and the Sterling Bank & Trust require it to comply with various operating and financial covenants. These covenants restrict the Company's ability to, among other things, sell any of its assets or merge or consolidate with another company. The Company intends to increase and diversify further its short-term funding capabilities and continue to identify and pursue alternative and supplementary sources to finance its mortgage loan originations.

 Interest Rate Risk Management

  The Company currently sells all loans that it originates together with the loan servicing rights on a whole loan basis. The Company's loans are sold on either a pre-approved basis or in bulk transactions within 60 days following origination on a best-efforts basis. Due to (i) the limited period of time in which the Company holds the mortgage loans it originates and (ii) the lower interest-rate sensitivity of the Company's non-prime mortgage loan products, the Company does not currently engage in hedging transactions.

 Government Regulation

  The residential mortgage financing industry is highly regulated. The Company must comply with extensive and complex rules and regulations of, and licensing and examination by, various federal, state and local government authorities. These rules impose obligations and restrictions on the Company's lending activities. In particular, these rules (i) limit the broker fees, interest rates, finance charges and other fees the Company may assess, (ii) require extensive disclosure to the borrower, (iii) prohibit discrimination and (iv) impose multiple qualification and licensing obligations upon the Company. Failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approval status, voiding of loan contracts or security interests, indemnification liability or the obligation to repurchase mortgage loans sold to mortgage loan purchasers, rescission of mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. The Company believes that it is in compliance with these rules and regulations.

  As a mortgage company which intends to do business over the Internet, the Company faces an additional level of regulatory risk since the statutes and regulations governing mortgage transactions have not been revised or updated to fully accommodate electronic commerce. Most of the federal and state laws, rules and regulations governing mortgage loans contemplate or assume paper-based transactions and do not currently address the delivery of required disclosures and other documents through electronic communications. Until the applicable laws, rules and regulations are revised to clarify their applicability to transactions through e-commerce, any company offering mortgage loans through the Internet or other means of e-commerce will face uncertainty as to legal compliance. Moreover, there is no assurance that revisions to the laws, rules and regulations will be adopted and, if adopted, will be timely or adequate to eliminate this uncertainty.

  At the state level, the Company must comply with licensing and regulation in most of the states where it acts as a mortgage broker or lender. In addition, any person who acquires 10% or more of the Company's stock may be required to periodically file certain financial information and other personal and business information pursuant to state licensing regulations. If any person holding 10% or more of the Company's stock refuses or fails to comply with these filing requirements, the Company's existing licensing arrangements could be jeopardized. The loss of required licenses could have a material adverse effect on the Company's results of operations and financial condition.

  State laws limit the origination fees, interest rates, finance charges and other fees that the Company may assess, including late charges, insufficient funds charges for returned checks and prepayment penalties, and may require payment of interest on escrow balances. State laws may also require extensive disclosure to the Company's customers concerning fees and charges, brokerage agreements, lock-in agreements and commitments, alternative mortgage transactions, escrows for taxes and insurance, choosing settlement attorneys and insurance agents and private mortgage insurance, among others. These laws regulate both the content and timing of disclosures. In addition, many state laws regulate advertising claims in connection with the solicitation of mortgage loan applications. State and federal laws also prohibit unfair and deceptive trade practices in the mortgage finance business. The Company believes that it has obtained all licenses material to its business in the jurisdictions where it is currently operating, and is in compliance with the laws of these jurisdictions.

  At the federal level, the Company's mortgage brokering and lending activities are regulated under a variety of laws, including, but not limited to, the Truth in Lending Act and Regulation Z ("TILA"), the Equal Credit Opportunity Act and Regulation B ("ECOA"), the Fair Housing Act, the Fair Credit Reporting Act ("FCRA"), the Real Estate Settlement Procedures Act and Regulation X ("RESPA"), the Home Mortgage Disclosure Act of 1975 and Regulation C ("HMDA") and the Flood Disaster Protection Act ("FDPA"). These statutes generally require detailed disclosure of information concerning mortgage loans, and they regulate the manner in which loans are made, including advertising, disclosure of consumer information, servicing (and transfer of servicing) of mortgage loans, payments for settlement services and reporting of consumer data. These laws regulate both the content and timing of disclosures. The Company believes that it is operating substantially in compliance with the laws applicable to its business.

  Under TILA, lenders are required to provide consumers with uniform, understandable information concerning certain terms and conditions of their loan and credit transactions. Disclosures include providing the annual percentage rate, monthly payment amount and total amount financed, plus certain disclosures concerning alternative mortgage transactions. In addition, TILA gives borrowers, among other things, the right to rescind loan transactions if the lender fails to provide the requisite disclosure.

  Under ECOA, creditors are prohibited from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status. The regulations under ECOA also restrict creditors from requesting certain types of information from loan applicants. FCRA requires lenders to supply applicants with certain information (called an "adverse action notice") when the lender denies its applicants credit. The Fair Housing Act prohibits discrimination in mortgage lending on the basis of race, color, religion, sex, handicap, familial status or national origin. Finally, when acting as a mortgage lender, the Company must also file annual reports with HUD pursuant to HMDA, which requires the collection and reporting of statistical data concerning loan transactions.

  RESPA requires certain disclosures, including (i) a good faith estimate of closing costs, fees and impounds, (ii) notice of right to a copy of the property appraisal and (iii) disclosure of the history of the Company's mortgage servicing transfer practices. RESPA also prohibits the payment or receipt of kickbacks or referral fees, fee shares or splits, or unearned fees in connection with the provision of real estate settlement services.

  Under the FDPA, mortgage providers are required to perform the following actions: (a) determine flood risk by checking government-provided geographical flood maps to ascertain whether a property is located in a high-risk flood area; (b) inform the applicant if the property is determined to be in a high-risk area by notifying him at least 10 days prior to funding or at loan commitment; (c) require the applicant to buy flood insurance if the property is located in a high-risk area; and (d) continually monitor loans to insure that if, based on amendments to the flood plain maps, the property becomes located in a Special Flood Hazard area during the life of the loan.

  The laws, rules and regulations applicable to the Company may undergo periodic modification and change. Various laws, rules and regulations, are currently proposed, which if adopted, could impact the Company. There can be no assurance that these proposed laws, rules and regulations, or other applicable laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict the Company's ability to originate, purchase or sell loans, (iii) further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered, purchased or sold by the Company or (iv) otherwise adversely affect the business or prospects of the Company.

 Competition

  The market for mortgage loans is rapidly evolving, both online and through traditional channels. The competition in wholesale mortgage lending is intense, and the Company faces additional competitive pressure with the rise of online lending. The Company currently competes with a variety of other companies offering mortgage and other financial services products, including the following.

  . Online mortgage brokers, including Loanworks.com (IndyMac), Unifi.com, E-loan, Iown.com, Mortgage.com, QuickenMortgage.com, Lending Tree, Keystroke Financial, and Microsoft's Home Advisor.com to name a few.

  . Traditional lenders, including Countrywide Home Loans, Wells Fargo, Bank of America and Chase Mortgage.

  . Other mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions.

  Many of the Company's potential competitors have substantial competitive advantages over the Company, including:

  .  longer operating histories;

  .  greater name recognition;

  .  larger established customer bases; and

  .  greater financial, marketing, technical and other resources.

  Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect the Company's business. Further, there can be no assurance that the Company's competitors and potential competitors will not develop services and products that are equal or superior to the Company's or that achieve greater market acceptance than the Company's products and services. The Company believes that its ability to compete online will depend upon, among other things: (i) the efficiency and cost effectiveness of its operations and technology; (ii) the quality of its service; (iii) brand recognition of the Company's proprietary domain names; and (iv) its ability to generate customer loyalty.

 Intellectual Property

  The Company has applied for, but not yet received, trademark protection from the United States Office of Patents and Trademarks for the trademarks "Go2e.com", "Go2eMortgage.com" and "Go2efinancial.com." The Company does not currently hold any patents. While the Company seeks to protect its trademarks and other proprietary rights through a variety of means, it may not have taken adequate steps to protect these rights. The Company may also license intellectual property from third parties in the future, and it is possible that it could be subjected to infringement actions based upon the intellectual property licensed from these third parties. Any intellectual property claims brought against the Company, regardless of their merit, could result in costly litigation and the diversion of its financial resources and technical and management personnel. Further, if such claims are proved valid, through litigation or otherwise, the Company may be required to change its trademarks or other proprietary marks and pay financial damages which would adversely affect the Company's business.

  The Company currently enters into confidentiality agreements with its new employees and consultants and has attempted in other ways to limit and control access to and distribution of its technologies and other proprietary information. Despite the Company's efforts to protect its proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use its proprietary rights. The steps the Company has taken may not prevent misappropriation of its proprietary rights, particularly in foreign countries where laws or law enforcement practices may not protect the Company's proprietary rights as fully as in the United States.

 Employees

  As of December 31, 1999, the Company employed 20 full-time employees of which 4 were in sales, 15 were in administration and 1 comprised its technology staff. None of the Company's employees are represented by a labor union or are the subject of a collective bargaining agreement.

ITEM 2. PROPERTIES

  Loraca's executive offices are located at 5600 Wyoming Blvd., N.E., Suite 150, Albuquerque, New Mexico, 87109. Loraca currently occupies approximately 5,015 square feet of office space pursuant to a lease expiring in September 2002. NMMC is headquartered at 6 Centerpointe Drive, Suite 360, Lake Oswego, Oregon, 97035. NMMC currently occupies approximately 4,758 square feet of office space under a lease which expires in June 2002. The Company anticipates that it will require additional office space as more personnel join Loraca and NMMC. Subsequent to year end, Loraca signed a lease for an executive office space located at 1601 Fifth Avenue, Suite 2320, Seattle, Washington, 98101. The new office space is 3,204 square feet under a lease which expires in February 2002.

ITEM 3. LEGAL PROCEEDINGS

 Regional Investors, Inc. v. NMMC, Inc., Dist. of New Mexico No. CIV-99 07120.

  A lawsuit was filed on July 15, 1999, in the United States District Court for the District of New Mexico against NMMC by Regional Investors, Inc. ("Regional"). The complaint alleges that, in connection with a residential mortgage loan sold by NMMC to Regional, NMMC failed to repurchase a mortgage upon demand as required by Regional's Correspondent Agreement with NMMC. Regional is seeking monetary relief in the approximate amount of $43,362. The Company believes that Regional's claims are without merit and intends to defend vigorously against the action.

 Gray Cary Ware & Freidenrich LLP v. Ronald Baca, et al., San Diego Superior Court Case No. GIC732677.

  On July 16, 1999, Gray Cary Ware & Freidenrich LLP, the Company's corporate legal counsel ("Gray Cary"), instituted an interpleader action against NMMC, Ronald R. Baca and Aguilar & Sebastinelli, a Professional Law Corporation ("A&S") in San Diego Superior Court. Gray Cary has interpled approximately $81,250, a portion of the settlement proceeds recovered by NMMC and Mr. Baca in the liquidation proceedings of Aim Insurance Company, an insolvent California insurer conserved by the California Department of Insurance (Orange County Superior Court Case No. 72577). The interpled funds were received in trust by Gray Cary on behalf of NMMC and Mr. Baca. A&S claims that it is entitled to the funds as a result of an alleged representation by, and contingency fee agreement with, NMMC and Mr. Baca relating to the liquidation proceedings. NMMC and Mr. Baca claim that they are entitled to the funds held in trust and deny that A&S has any rights, title or interest in such funds, and NMMC intends to vigorously defend its rights in the lawsuit. NMMC and Mr. Baca have filed a cross-complaint against A&S seeking declaratory relief. Gray Cary claims no interest in the interpled funds.

 Aguilar & Sebastinelli, a Professional Law Corporation v. Ronald R. Baca, et al., San Francisco Superior Court Case No. 306684.

  On September 23, 1999, A&S filed an action for breach of contract, constructive trust, money had and received, breach of promissory note and declaratory relief against NMMC, Mr. Baca and others in San Francisco Superior Court. The allegations in the complaint relate to alleged outstanding attorneys' fees owed by NMMC and Mr. Baca as a result of A&S's alleged prior representation of NMMC and Mr. Baca in the liquidation proceedings of Aim Insurance Company in Orange County. A&S alleges monetary damages in the aggregate amount of $171,278. On December 7, 1999, the San Francisco Superior Court granted NMMC's demurrer to A&S's complaint and stayed the action pending resolution of the interpleader action referenced above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock trades on the Over The Counter Bulletin Board ("OTC-BB") under the symbol "LCAI." The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock for the two most recent fiscal years as reported on OTC-BB. The price information contained in the following table set forth the high and low bid prices per share of the common stock as reported by Nasdaq Historical Research. The high and low bid prices of the common stock reflect inter-dealer prices which do not include retail markups, mark-downs or commissions and may not represent actual transactions.

                                                                  High     Low
                                                                 ------- -------
     Year Ended 1998
     1st Quarter................................................ $5.7500 $5.6250
     2nd Quarter................................................  6.2500  5.1250
     3rd Quarter................................................  6.1250  3.0000
     4th Quarter................................................  4.1250  3.4375
     Year Ended 1999
     1st Quarter................................................  2.0000  1.1250
     2nd Quarter................................................  8.0000  2.5000
     3rd Quarter................................................  5.7500  5.0625
     4th Quarter................................................  5.4375  4.0000

  On March 20, 2000, the closing sale price for our common stock was $4.00 per share. On this date, there were approximately 110 holders of record of our common stock. This figure does not reflect more than 17 beneficial stockholders whose shares are held in nominee names. We presently intend to retain future earnings to finance the growth and development of our business, and as such, we do not anticipate paying cash dividends on our common stock in the foreseeable future.

  The market price of our common stock has experienced large fluctuations and may continue to be volatile in the future. Factors such as future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by us or our competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. Further, the stock market has from time to time experienced extreme price and volume fluctuations which have affected the market price for many technology-based companies and which, on occasion, have been unrelated to the operating performance of those companies. These fluctuations, as well as the general economic, market and political conditions both domestically and internationally, including recessions or military conflicts, may materially and adversely affect the market price of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein and is qualified by reference to the audited consolidated financial statements and notes thereto appearing elsewhere herein. The selected consolidated financial data presented below under the captions "Consolidated Statement of Income Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the 3-year period ended December 31, 1999, and from inception on March 11, 1996 through December 31, 1996, are derived from the audited consolidated financial statements of Loraca International, Inc. The audited consolidated financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, and the independent auditors' report thereon, are included elsewhere herein.

Selected Financial and Other Data:

                                      For the Years Ended     From Inception on
                                         December 31,           March 11,1996
                                     -----------------------       through
                                      1999     1998    1997   December 31, 1996
                                     -------  -------  -----  -----------------
                                          (Dollar amounts in thousands
                                             except per share data)
Consolidated Statement of Income
 Data:
Revenues............................ $   197  $   637  $ --         $ --
Operating Expenses:
  Interest Expense..................      79      452    --           --
  General, administrative and
   development......................   3,795    1,362     80          --
                                     -------  -------  -----        -----
    Total operating expenses........   3,874    1,814     80          --
                                     -------  -------  -----        -----
Loss from operations................  (3,677)  (1,177)   (80)         --
Other income, net...................   2,788       44    --           --
                                     -------  -------  -----        -----
Net loss............................ $  (889) $(1,133) $ (80)       $ --
                                     =======  =======  =====        =====
Net loss per share:
  Basic and diluted................. $  (.13) $  (.19) $(.12)       $(.01)
                                     =======  =======  =====        =====
Consolidated Balance Sheet Data (at End of Period):
Mortgage loans held-for-sale
 (pledged).......................... $ 1,315  $ 1,798  $ --         $ --
Cash and cash equivalents...........     155       36     69            5
Total assets........................   8,477    5,102     69            5
Warehouse lines payable.............   1,289    1,791    --           --
Total stockholders' equity
 (deficit).......................... $ 5,641  $ 2,323  $ (10)       $   5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking statements that involve significant risks and uncertainties. There are several important factors that could cause the Company's actual results to differ materially from historical results and those anticipated by the forward-looking statements, including competitive factors and other factors discussed elsewhere in this report. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Factors That May Affect Future Results."

Overview

 General

  The Company's revenues are derived from both the origination and sale of mortgage loans. As a wholesale mortgage banker specializing in nonprime lending, the Company generates income through discount points, fee charges for processing, documentation preparation, underwriting and other miscellaneous fees. With respect to the loans that it sells, the Company generates revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights. This net gain is recognized at the time of receipt of funds based on the difference of the loans and their related servicing rights value minus the carrying value of the mortgage loans sold. The carrying value includes loan related expenses, consisting of fees paid to third parties for appraisal, credit reports, other third party charges related to the closing and funding of the mortgage loans. Interest income consists of the interest the Company receives on the mortgage during the period prior to sale.

  The Company's costs and expenses consist largely of the following:

  .  Interest paid under its warehouse credit facilities.

  .  Salaries, commissions and benefits paid to employees.

  . General and administrative expenses such as occupancy costs, office expenses and professional services.

  . Depreciation and amortization expense related principally to the Company's facilities, computers, software and technology development and goodwill associated with its acquisitions.

  . Reserves for potential loan repurchase demands and premium recapture from the Company's investors.

Seasonality and Rates

  Mortgage loan originations are typically at their lowest level during the first and fourth calendar quarters primarily due to a reduced level of home buying activity during the winter months. Mortgage loan originations generally increase beginning in March and continuing through October. As a result, the Company's earnings may be lower in the first and fourth quarters than in the second and third quarters. Further, the Company's expenses may vary quarter to quarter based on fluctuations in the volume of loans it originates. In addition, economic and interest rate cycles also impact the mortgage industry, and mortgage loan volume typically falls in rising interest rate environments. During such periods, refinancing loan volume decreases because higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.

Results Of Operations

For the Year Ended Dec. 31, 1999 compared to the Year Ended Dec. 31, 1998

 Revenues

  Revenues for the year ended December 31, 1999 decreased $440,455 or 69% to $196,884 as compared to $637,339 for the year ended December 31, 1998. The decrease resulted from the reduction in gain on sales of loans and interest income as mortgage loan origination volume declined due to the closure of NMMC's retail lending operations and the commencement of wholesale operations in Lake Oswego, Oregon.

 Expenses

  Total expenses increased $2,059,080 or 113% to $3,873,463 for the year ended December 31, 1999 as compared to $1,814,383 for the year ended December 31, 1998. The principal components of the increase in expense include $932,442 of additional personnel and commission expense, $380,528 developmental expenses relating to the company's e-commerce web-site, $347,380 in incremental professional and consulting fees and an increase in tax and licenses of $79,000. The increases in expense are primarily attributable to overlap of NMMC operations in New Mexico and Oregon and costs incurred to further the Company's new business initiatives. The expenses related to the closure of the New Mexico operation in early 1999 included payment of severance to the terminated employees. The expenses for the year ended December 31, 1999 included approximately $90,000 related to the start-up and subsequent closure of a retail office in California. Due to the closure of NMMC's retail lending operations, the warehouse lines of credit has declined substantially and as a result interest expenses decreased $373,727 or 83% to $78,786. Accounting and legal expenses for the company's filing of its Form 10 in 1999 amounted to approximately $145,000.

 Other Income, Net

  Other income, net was $2,787,609 for the year ended December 31, 1999 an increase of $2,743,079 compared to $44,530 for the year ended December 31, 1998. The increase was primarily attributable to the gain on the sale of investments of $2,781,685 liquidated during the year ended December 31, 1999 for working capital expenses compared to $41,107 during the year ended December 31, 1998, an increase of $2,740,578.

Fiscal Year Ended December 31, 1998 Versus Fiscal Year Ended December 31, 1997

 Revenues

  Revenues for the year ended December 31, 1998 were $637,339. The Company did not earn any revenue during the same period in 1997. Revenues for 1998 included gains on the sale of loans of $285,843 and interest income of $351,496.

 Expenses

  Total expenses increased $1,734,722 to $1,814,383 for the year ending December 31, 1998 as compared to $79,661 in 1997, which included a recovery of bad debt expense equaling $361,006. The increase is attributable to the inclusion of the lending operations of NMMC subsequent to February 23, 1998.

 Other Income

  Other income was $44,530 for the year ending December 31, 1998, primarily attributable to gain on the sale of securities of $41,107. No other income was generated during the year ending 1997.

 Income Taxes

  At December 31, 1998, the Company had approximately $643,000 of federal net operating loss carryforwards for tax reporting purposes available to offset future taxable income. In addition, the Company has

$516,000 of capital loss carryforwards that may be applied against future capital gain. The Company's ability to utilize these tax loss carryforwards may be restricted under applicable tax laws.

Liquidity And Capital Resources

 Operating cash flow

  The Company has historically operated on a negative cash flow basis due primarily to development stage expenses and operating expenses that exceeded the limited revenues from NMMC's retail loan origination operations. During the year ended December 31, 1999, the Company incurred additional expenses pursuant to the development of the company's new business initiatives and the transition of NMMC to the non-prime wholesale operation in Oregon.

  For the year ended December 31, 1999, the Company had used $2,536,200 by operating activities, compared to operating cash in-flow of $4,148,761 for the comparable period in 1998. The decrease in operating cash flow, as adjusted, resulted from an increase in operating expenses and a net decrease in the net cash provided from the sale of loans during the year ended December 31, 1999, compared to the same period in 1998.

  Currently, the Company's primary cash requirements include the funding of
(1) mortgage originations pending their sale, (2) interest expense on its warehouse and other financings and (3) ongoing administrative and other operating expenses. The Company must be able to sell loans and obtain adequate credit facilities and other sources of funding in order to achieve positive operating cash flows and to maintain the ability to originate and purchase loans.

 Warehouse Financing

  The Company relies upon warehouse financing facilities to support its loan originations prior to sale. The Company borrows money on a short-term basis through warehouse lines of credit during the period from loan origination to sale to third party investors. The Company has relied upon a limited number of lenders to provide the primary credit facilities for its loan originations. As of December 31, 1999 the Company had a $5 million warehouse line of credit with The Provident Bank with a variable rate of interest which could have been terminated at any time by The Provident Bank. The Company also has a $5 million warehouse line of credit with Sterling Bank & Trust which matures on June 27, 2000.

  The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. The Company was in violation of certain of the financial covenants under a $5,000,000 warehouse line of credit with U.S. Bank that was in place as of December 31, 1998, including (i) failure to maintain required financial ratios, (ii) exceeding allowable quarters of net operating losses and (iii) failure to maintain positive monthly cash flow. The lender subsequently waived the loan covenant requirements as of December 31, 1998, and the warehouse line expired on its extended maturity date of May 31, 1999.

Transactions with Affiliates

  From time to time, the Company's Chief Executive Officer, Ronald R. Baca, has made loans to Loraca and NMMC in order to fund the Company's working capital needs, including payroll and other office expenses. In consideration of Mr. Baca's capital contributions, the Company issued to Mr. Baca an unsecured demand promissory note dated as of December 31, 1998 in the amount of $701,737 and bearing interest at the rate of 8% per annum. During the year of 1999, the Company made additional net borrowings from Mr. Baca in the amount of $157,831, which includes the transfer to Mr. Baca in May 1999 of 41,000 shares of the common stock of ZiaSun Technologies, Inc., a publicly traded corporation ("ZiaSun"), with a market value of $645,750. As of December 31, 1999, the outstanding balance of the note including accrued interest was $859,568.

Transactions Involving Capital Stock

  In conjunction with the acquisition of NMMC, Loraca issued a total of 6,200,000 shares of its common stock during the year ended December 31, 1998. In February 1998, Loraca issued 2,100,000 shares of its common stock ("Common Stock") to Mr. Baca in exchange for 100 percent of the outstanding shares of NMMC's common stock. In connection with the acquisition of NMMC, the Company acquired $173,848 in cash. Loraca also issued 4,100,000 shares of Common Stock to acquire 1,000,000 shares of the common stock of ZiaSun. The shares of ZiaSun common stock acquired were valued at $2,125,000. The company has hired the services of J. A. Young Co., an application service provider, to develop the company's e-commerce mortgage website. The terms of the agreement include the partial payment of services rendered by the issuance of Common Stock. As of December 31, 1999, 3,047 shares of Common Stock had been issued to J. A. Young Co. to pay for $15,997 of consulting fees.

Sales of Marketable Securities

  During the year ended December 31, 1999 the Company sold 272,500 shares of ZiaSun Common Stock, generating a gain on sale of $2,781,685. In addition, in May 1999 the Company transferred 41,000 shares of ZiaSun common stock, with a market value of $645,750, to Mr. Baca in exchange for forgiveness of a like amount of the principal and accrued interest on the note payable to Mr. Baca. As of December 31, 1999, the Company held 401,500 shares of ZiaSun common stock with an approximate market value of $5,847,000. The Company may liquidate additional investment securities, as needed, to fund its working capital needs.

New Accounting Standards Not Yet Adopted

  The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that we continue to capitalize certain costs of software developed for internal use once certain criteria are met. The company has adopted the SOP 98-1 and the cumulated amount of software development costs capitalized was $0 as of December 31, 1999.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's results of operations, financial position or cash flow.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 had no impact on the Company's financial position.

Year 2000 Compliance

  The company experienced no problems relating to the Year 2000 issue. All internal computer and software programs performed without any flaws. The company also experienced no Year 2000 problems relating to third party vendors.

Factors That May Affect Future Results

 If we continue to experience losses in the future, our business, financial condition and growth prospects could be materially adversely affected.

  We have had net operating losses in each year since inception, and we may incur losses in future periods. We may continue to incur losses due to near-term investments in information systems, sales, marketing, recruiting and establishing customer support and administrative infrastructure. As a result, we may not be able to implement our future business plans, and our business, results of operation, financial condition and growth prospects could be materially adversely affected. In addition, if revenue grows slower than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, our business, results of operations and financial condition will be adversely affected.

 If we lose access to credit facilities to finance our mortgage lending activities, our growth prospects would be severely limited.

  We are dependent upon specialized mortgage credit facilities from other lenders to finance our mortgage lending activities. We currently maintain two warehouse credit facilities with different terms, conditions and restrictive covenants. These lines may expire or be cancelled at the discretion of the lending institutions.

  We cannot assure that financing will continue to be available on favorable terms or at all. To the extent that we are unable to access adequate capital to fund loans, we may have to curtail or cease our loan funding activities entirely. This would have a material adverse effect on our business, results of operations and financial condition.

 If we lose key mortgage investor relationships, our business could be materially adversely affected.

  We rely on select investors to purchase the loans that we originate. These investors are under no obligation to continue their relationship with us or to purchase any loan offered for sale by us. Failure of these investors to offer competitive terms could have a material adverse affect on our business results of operation and financial condition. In addition, if private investors reduce their purchases of these mortgage loans, the market and price for such mortgage loans will be adversely affected, which would have a material adverse affect on our business, results of operations and financial condition.

 We have a limited operating history.

  We recently redirected our strategic focus toward wholesale lending, and we have not yet developed an extensive financial history or experienced a wide variety of interest rate fluctuations or market conditions. Consequently, our financial results to date may not be indicative of our future results. We have recently retained a new senior management team to execute our new business strategy. Our ability to improve and expand our operations, financial condition, profitability and growth prospects, is dependent upon execution of our new strategic focus aimed at wholesale lending. If we are unable to execute our business plan, our business, results of operations and financial condition could be materially adversely affected.

 We are dependent on our key personnel for successful operations.

  We believe that our future success will depend significantly on the continued services of our senior management and other key personnel, including Ronald R. Baca, Bernard A. Guy, Robert L. Hines, Jr. and Thomas G. Bowser, the Chief Executive Officer of Loraca, President of Loraca, EVP Business Development and Chief Executive Officer of NMMC, and President of NMMC, respectively. We have entered into employment agreements with Messrs. Baca, Guy and Bowser, but there can be no assurance of their continued employment. We do not maintain life insurance for any of our key personnel. The loss of the services of any of the above mentioned personnel, or other key employees, could have a material adverse affect on our business, results of operations and financial condition.

 If the mortgage banking community does not embrace online mortgage financing and sales, our business may be materially adversely affected.

  The growth of our operations is dependent, to some extent, upon the acceptance of online mortgage financing by mortgage brokers and other mortgage loan originators. If these groups do not embrace our model for mortgage finance, our business, results of operations and financial condition may be materially adversely affected. The market for electronic mortgage financing, particularly over the Internet, is at an early state of development and is evolving rapidly. Rapid growth in the use of and interest in the Internet is a recent development.

  We cannot be certain that Internet usage will continue to grow or that a sufficiently broad base of businesses and consumers will utilize the Internet as a medium by which to communicate and obtain services traditionally provided in person. Our business prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the new and rapidly evolving market for Internet products and services.

  We believe that acceptance of our online products and services will depend on the following factors, among others:

  . the growth of the Internet as a medium for commerce generally, and as a market for financial products and services in particular;

  . development of the necessary Internet network infrastructure to support new technologies and handle the demands placed upon the Internet;

  .  government regulations of the Internet; and

  . our ability to successfully and efficiently develop online products and services that are attractive to a sufficiently large number of mortgage brokers and other mortgage loan originators.

  There is a risk that online mortgage financing will not gain market acceptance and businesses and consumers will not significantly increase their use of the Internet for obtaining loans. If the market for online mortgage financing fails to develop, or develops more slowly than expected, our business, results of operations and financial condition would be materially adversely affected. In addition, if there are insufficient communications services to support the Internet, it could result in slower response times, which would adversely affect usage of the Internet. Even if the Internet gains acceptance, we may be unable, for technical or other reasons, to develop and introduce new online products and services or enhancements of existing products and services in a timely manner, and such products and services and enhancements may not gain widespread market acceptance. Any of these factors could have a material adverse affect on our business, results of operations and financial condition.

  In addition, because the market for online mortgage lending is at an early state of development, the volume of loans that we originate or sell in any given period is difficult to predict. If the volume of loans that we originate or sell falls below our expectations, our business, results of operation and financial condition could be materially adversely affected.

 If we fail to comply with extensive federal and state laws regulating our industry, we could be subject to penalties, disqualification, lawsuits or enforcement actions that could have a material adverse affect on our business.

  Our operations are subject to extensive regulation by federal and state authorities. For example, the United States Department of Housing and Urban Development, or HUD, regulates certain aspects of the mortgage lending business as do the Federal Reserve Board and the Federal Trade Commission. The Real Estate Settlement Procedure Act of 1974, the Truth in Lending Act and other federal statutes require that certain disclosures, such as good faith estimates of settlement charges, a Truth-in-Lending Statement and a HUD-1 settlement statement be provided to borrowers. Additional information, such as the HUD Settlement Cost booklet, must also be provided to borrowers. The Federal Fair Housing Act and the Equal Credit Opportunity Act prohibit discrimination and various state statutes prohibit unfair and deceptive trade practices and impose disclosure and other requirements in connection with the mortgage loan origination process. If we fail to comply with such regulations, possible consequences could include loss of approved status, demands for indemnification, class action lawsuits, and administrative enforcement actions.

  In addition, RESPA contains certain prohibitions regarding the giving or taking of a fee, kickback, or anything of value for the referral of business to any specific person or organization. However, the payment of reasonable compensation for the provisions of goods, services and facilities is generally not prohibited.

 If we are unable to differentiate ourselves from competition in our industry, our business prospects could be harmed.

  To compete successfully, we must respond promptly and effectively to the challenges of technological change, evolving standards and our competitors' innovations by continuing to enhance and expand our services, as well as our sales and marketing channels. Increased competition, particularly online competition, could result in price reductions, reduced margins or loss of market share, any of which could adversely affect our business. We may not be able to compete successfully in our market environment and our failure to do so could have an adverse effect on our business, results of operations and financial condition.

  The e-commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, so our competitors can launch new Internet sites at relatively low cost. In addition, the residential mortgage loan business is highly competitive. We currently compete with a variety of other companies offering mortgage services, including:

  . various online mortgage brokers, including E-LOAN, Inc., iOwn.com, Mortgage.com, Quicken Mortgage.com and Keystroke Financial;

  . mortgage companies that offer products through online search engines, such as Yahoo! and Microsoft Corporation's Home Advisor website;

  . mortgage banking companies, commercial banks, savings associations, credit unions and other financial institutions which still originate the vast majority of mortgage loans; and

  .  mortgage brokers.

  Many of our mortgage banking and mortgage brokerage competitors have longer operating histories or significantly greater financial, technical, marketing and other resources than our company. Some of our online competitors are spending substantial funds on mass marketing and branding their mortgage services. In addition, some of our competitors offer a wider range of services and financial products to customers and have the ability to respond more quickly to new or changing opportunities. As a result, many have greater name recognition and more extensive customer bases and can offer more attractive terms to customers and adopt more aggressive loan pricing policies. We cannot be sure that we will be able to compete successfully against current and future competitors. If we are unable to do so it will have a material adverse affect on our business, results of operations and financial conditions.

 If we are unable to manage growth in our business, our results of operation may not improve.

  We anticipate that we will need to rapidly expand our employee base, facilities and infrastructure in order to be able to compete successfully and take advantage of market opportunities. We expect this expansion to place significant strain on our management, operational and financial resources. Our current personnel, systems, procedures and controls are not adequate to support anticipated growth of our operations. To manage this expected growth, we will need to improve our mortgage processing, operational and financial systems, information processing capacity, procedures and controls. As we may be unable to hire, train, retain or manage necessary personnel, or to identify and take advantage of existing and potential strategic relationships and market our business, our results of operations and financial condition may not improve and could deteriorate.

 If we are unable to respond to rapid technological change and improve our products and services, our business could be materially adversely affected.

  The mortgage market is subject to rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render existing technology and systems obsolete. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our products and services. We cannot be sure that others will not develop and offer superior products and services, or if so offered, that they will not gain a greater acceptance among potential customers. Our success will depend, in part, on our ability to (i) license and internally develop leading technologies useful in our business, (ii) enhance our existing services, (iii) develop new services and technology that address the increasingly sophisticated and varied needs of our customers, and (iv) respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

  The development of proprietary technology entails significant technical and business risks. There can be no assurance that we will successfully use new technologies effectively or adapt our technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions, customer requirements or emerging industry standards, our business, results of operations and financial condition could be materially adversely affected.

 Our business will be harmed if we are unable to protect our intellectual property rights from third party challenges or if we are subject to litigation.

  We regard our copyrights, patents, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success, and we will rely upon patent, trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We intend to pursue the registration of our trademarks in the United States and (based upon anticipated use) internationally, and may in the future apply for the registration of certain of our trademarks, and trademark, copyright and trade secret protection may not be available in every country in which our products and media properties are distributed or made available through the Internet. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties by us and our licensees. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We will be negotiating employment agreements, technological innovation agreements and proprietary rights agreements with employees and contractors. There is no assurance that we will be able to enter agreements with all such persons. A claim by an employee challenging our ownership of our trade secrets or confidential information would have a material adverse affect on our ability to realize our business plan.

 If our quarterly revenues and operating results fluctuate significantly, the price of our Common Stock is likely to be volatile.

  Our quarterly revenues and operating results are likely to continue to vary substantially from quarter-to-quarter. Fluctuation in our quarterly results may cause the price of our Common Stock to be volatile. We believe that the following factors, among others, could affect our quarterly results:

  .  fluctuations in mortgage loan interest rates;

  .  seasonal or other economic factors affecting demand for mortgage credit;

  .  the volume of our mortgage loan originations;

  .  the size and timing of our loan sales;

  .  our ability to offer competitive mortgage rates;

  . changes in our pricing policies or our competitors' pricing policies for mortgage origination and processing fees;

  . the proportion of our mortgage originations which are used to purchase homes or refinance existing debt;

  .  the introduction of new products and services by us or our competitors;

  . the level of consumer interest and confidence in the Internet as a means of accessing financial products and services;

  .  the timing of release of enhancements to our products and services;

  . our ability to upgrade and develop our information systems and operational infrastructure to accommodate growth;

  . the timing and rate at which we increase our expenses to support projected growth;

  . the cost of compliance with federal and state government laws and regulations, including any changes in our historic business practices that could result from legal interpretations;

  . any termination or restructuring of any strategic alliance or agreements with any key financing sources or service providers;

  . our announcement of new marketing initiatives or strategic alliance with other Internet-based companies, or termination of any such initiative or alliance;

  . the volume of business resulting from collaborative marketing efforts with our strategic partners;

  . technical difficulties or service interruptions affecting our Internet web sites or operational data processing systems;

  .  changes in our operating expenses and investment in our infrastructure;

  .  general economic conditions; and

  .  additions or departures of key executives and operational personnel.

  In addition, we are aware that from time-to-time, chat groups may develop on the Internet and that participants in those groups may post statements about us. These statements may influence the market price of our Common Stock. We do not monitor statements about us that appear on the Internet, except for authorized statements made by us. We undertake no obligation of any kind whatsoever to monitor, correct, comment or respond to statements on the Internet or elsewhere by others, and it is our policy not to monitor, correct, comment on or respond to such statements.

 If interest rates rise, our results of operations could be materially adversely affected.

  Our residential mortgage business depends upon overall levels of sale and refinancing of residential real estate as well as on mortgage loan interest rates. Any fluctuation in interest rates or an adverse change in residential real estate or general economic conditions, both of which are outside our control, could have a material adverse affect on our business, results of operations and financial conditions. Residential real estate values are highly cyclical. Shifts in the economy and residential real estate values generally affect the number of home sales and new housing starts. The demand for mortgage loan financing increases as the number of home sales increases. Declining interest rates generally increase mortgage loan financing activity because homeowners refinance existing mortgage loans to obtain more favorable interest rates. Rising rates, in contrast, discourage refinancing activities and generally reduce the number of home sales that occur.

  The effect of interest rate changes tends to be greater on the market for refinancing loans than it is on the market for purchase loans, since refinancing a mortgage loan is voluntary and motivated primarily by a homeowner's desire to lower financing costs, whereas new home purchasers are motivated by a need or desire for a new home. Accordingly, the annual volume of mortgage refinance activity may fluctuate significantly. We cannot predict future interest rate trends, their impact on our business, or our ability to manage this business mix.

  The value of the loans we make is based, in part, on market interest rates, and our business, results of operations and financial condition may be materially adversely affected if interest rates change rapidly or unexpectedly. If interest rates rise after we fix a price for a loan but before we sell the loan into the secondary market, the value of that loan may decrease. If we delay in selling our loans into the secondary market, our interest rate exposure increases and we could incur a loss on the sale.

 If we have to repurchase loans sold to investors, our operating results could be materially adversely affected.

 We may be required to repurchase loans from our investors in the event of material misrepresentations by us or inaccuracies in the underlying loan documents. If we have insufficient funds to repurchase such loans upon demand, it may result in a default under our agreement with that investor.

  Additionally, if a loan is repurchased, we may be required to hold it in inventory until resold. Depending on the circumstances of the transaction, such resale may result in a loss which may have a material adverse effect on our business, results of operations and financial condition.

 We may require additional capital in the future

  We have expended, and will continue to expend, substantial funds on development of technology, expansion of our business, potential acquisitions and product development. We may require additional funds to finance our operations. We do not know at this time when we may need additional funds, and we cannot be certain that if we do need additional funds in the future that we will be able to obtain them on terms satisfactory to us, if at all. If we do raise additional funds through the issuance of equity or convertible debt securities, your stock ownership will be diluted. Further, these new securities may have rights, preferences or privileges senior to yours. Additionally, any debt financing that may be available to us may include restrictive covenants. If we are unable to raise additional funds when necessary, we may have to reduce planned capital expenditures, scale back our operations or enter into financing arrangements on terms which we would not otherwise accept, any of which may have a material adverse effect on our business, financial condition and results of operations.

 If our investment portfolio loses value, our liquidity could be adversely affected.

  The majority of the our liquid assets are invested in marketable securities, and our investment portfolio is not well diversified. If the market value of our portfolio drops, our liquidity and our business would be adversely affected.

 If our electronic security devices are breached, our business would be materially adversely affected.

  We rely on certain encryption and authentication technology licensed from third parties to provide secure transmission of confidential information, such as borrowers' financial information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction data. If any such compromise were to occur, it could have a material adverse affect on our business, results of operations and financial condition.

  We may be required to spend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and privacy of users may also inhibit the growth of the Internet generally, and e-commerce in particular.

To the extent that our activities involve the storage and transmission of proprietary information, such as borrowers' financial information and profile information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. There can be no assurance that our security measures will prevent security breaches or that a failure to prevent such security breaches will not have a material adverse effect on our business, financial condition and results of operations.

 Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value and adversely affect our operating results.

  We may acquire or make investments in complementary businesses, technologies, service or products. These acquisitions and investments could disrupt our ongoing business, distract our management and employees and increase our expenses. We have had discussions with companies regarding our acquiring, or investing in, their businesses, products, services or technologies. If we acquire a company, we could have difficulty in assimilating that company's personnel, operations, technology and software. In addition, the key personnel of the acquired company may decide not to work for us. We could also have difficulty in integrating the acquired products, services or technologies into our operations and we may incur indebtedness or issue equity securities to pay for any future acquisitions. The issuance of equity securities could be dilutive to our existing stockholders.

 Our business will suffer if we are unable to expand and promote our brand recognition.

  Establishing and maintaining our brand is critical to attracting and expanding our customer base, solidifying our business relationships and successfully implementing our business strategy. We cannot assure that our brand will be positively accepted by the market or that our reputation will be strong.

  Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience. We cannot assure you that we will be successful in achieving this goal. Customer complaints may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and could have an adverse effect on our business, results of operations and financial condition. If our customers do not perceive our existing service to be of high-quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be diluted, thereby decreasing the attractiveness of our service to potential customers.

 If we are unable to retain and attract qualified personnel, our business could suffer.

  Our ability to grow and our future success depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, sales and marketing customer service and professional personnel. Competition for such employees is intense, and there is a risk that we will not be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we fail to retain and attract the necessary technical, managerial, sales and marketing, customer service personnel and experienced professionals, our business, results of operations and financial condition could be materially adversely affected.

 If there are interruptions or delays in obtaining appraisal, credit reporting, title searching and other underwriting services from third parties, we may experience customer dissatisfaction and difficulties closing loans.

  We rely on other companies to perform certain aspects of the loan underwriting process, including appraisals, credit reporting and title searches. If the provision of these ancillary services were interrupted or delayed, it could cause delays in the processing and closing of loans for our customers. The value of the service we offer and the ultimate success of our business is dependant on our ability to secure the timely provision of these ancillary services by third parties with whom we have business relationships. If we are unsuccessful in securing the timely delivery of these ancillary services, we would likely experience increased customer dissatisfaction and our business, results of operations and financial condition could be materially adversely affected.

 If legislation or regulations surrounding the use of the Internet restrict our ability to originate mortgages over the Internet, our business could be materially adversely affected.

  Laws and regulations directly applicable to the Internet and e-commerce may become more prevalent in the future. In the event the Federal Trade Commission or other governmental authorities adopt or modify laws or regulations relating to the Internet, our business, results of operations and financial condition could be materially adversely affected. Such legislation and regulation could dampen the growth in Internet usage generally and decrease the acceptance of the Internet as a commercial medium. The laws and regulations governing the Internet remain largely unsettled, even in areas where there has been some legislative or regulatory action. It may take years to determine whether and how existing laws and regulations such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and regulations, both in the United States and abroad, that may impose additional burdens on companies conducting business over the Internet.

 If our computer systems fail, our business would be materially adversely affected.

  An important element of our strategy is to generate a high volume of traffic on, and use of, our web sites once they have been established. Accordingly, the satisfactory performance, reliability and availability of our web sites, transaction-processing systems and network infrastructure are critical to our reputation and ability to attract and retain customers and maintain adequate customer service levels. Our revenues will depend in part on the number of potential customers who visit our web sites. Any system interruption that results in the unavailability of our web sites would reduce the volume and attractiveness of our product and service offerings.

  Fires, floods, earthquakes, power loss, telecommunications failures, breaches and similar events could damage these systems. Computer viruses, electronic breaches or other similar disruptive problems could also adversely affect our computer systems. Our business, results of operations and financial condition could be adversely affected if our systems were affected by any of these occurrences. Our insurance policies may not adequately compensate us for losses that may occur in the event of a failure of our computer systems or other interruptions in our business.

  Our systems must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to our business. In the past, we have experienced periodic system interruptions, which we believe will continue to occur from time to time. Any substantial increase in the volume of traffic on our systems will require us to expand and upgrade further our technology, transaction-processing systems and network infrastructure. We cannot be sure that we will be able to accurately project the rate or timing of increases, if any, in the use of our computer systems or expand and upgrade our systems and infrastructure to accommodate such increase in a timely manner. In addition, our future website users may depend on Internet service providers, online service providers and other website operators for access to our web sites. Many of them have experienced significant outages in the past, and could experience outage delays and other difficulties due to system failures unrelated to our systems. Moreover, the Internet infrastructure may not be able to support continued growth in its use. Any of these problems could materially adversely affect our business, results of operations and financial condition.

 If previously unregistered shares of our Common Stock are sold into the market, it could cause the market price of our Common Stock to drop.

  This registration statement covers substantially all of the shares of our Common Stock, some of which could otherwise currently be sold pursuant to Rule 144 of the Securities Act. Accordingly, the number of shares freely tradable in the open market following the effective date of this prospectus will increase significantly. If the holders of these shares sell large numbers of shares in the open market, the market price of our Common Stock could fall sharply. In addition, the perception that such sales could occur may cause the market price of our Common Stock to remain relatively low indefinitely. These factors could also make it more difficult for us to raise funds through future offerings of Common Stock.

 Unanticipated year 2000 problems relating to our operations could reduce our future revenues and increase our expenses.

  To date we have not experienced problems relating to the year 2000, and we believe that our computer hardware and software and that of our significant third-party providers of hardware, software and communications technology are year 2000 compliant. Although we are well into the year 2000, our systems or those of our third-party service providers could contain latent defects related to the year 2000. If we or our third-party technology providers fail to remedy any year 2000 issues, the result could be lost revenues, increased operating expenses, and other business interruptions, any of which could harm our business. The failure to adequately address year 2000 compliance issues in the delivery of products and services to our customers could result in claims of misrepresentation or breach of contract, any of which could be costly and time-consuming to defend.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate movements significantly impact the Company's volume of closed mortgage loans and represent the primary market risk to the Company. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgage loans, declines. Interest rate movements affect the interest income earned on mortgage loans held for sale, interest expense on the warehouse loans. In addition, in an increasing interest rate environment, the Company's mortgage loan brokerage volume is adversely affected.

  The Company originates mortgage loans and manages the market risk related to these mortgage loans by pre-selling them on a best-effort basis at the time that the Company establishes the borrower's interest rate. The Company currently does not maintain a trading portfolio of mortgage loans and/or mortgage securities. As a result, the Company is not exposed to market risk as it relates to trading activities. The majority of the Company's portfolio is held for sale which requires it to perform market valuations of its pipeline, its mortgage loan portfolio held for sale and related forward sale commitments in order to properly record the portfolio and the pipeline at lower of cost or market. Therefore, the Company monitors the interest rates of its loan portfolio as compared to prevailing interest rates in the market. Because the Company pre-sells its mortgage loan commitments forward, it believes that a 1.00% increase or decrease would not have a significant adverse affect on the Company's earnings from its interest rate sensitive assets. The Company pays-off the warehouse lines payable when the mortgage loan is sold and consequently would not be expected to incur significant losses from an increase in interest rates on the warehouse line of credit due to the short time frame that the warehouse line is drawn down. In the future, if the Company does not pre-sell the mortgage loan commitments, its market risk could change significantly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The independent auditors' report of BDO Seidman LLP and the consolidated financial statements of Loraca as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, are included in this Form 10-K as listed in Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report, in that the Company intends to file its Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information relating to the directors and executive officers of the Company is incorporated by reference to the Company's Proxy Statement filed in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") as set forth under the captions "Proposal No. 1 -- Election of Directors."

  Information with respect to delinquent filings pursuant to Item 405 of Regulation S-K is incorporated by reference to the Proxy Statement as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

  The information relating to executive compensation is incorporated by reference to the Proxy Statement under the captions "Executive Compensation," "Summary Compensation Table," "Stock Option Granted During Fiscal 1999," "Option Exercises and Fiscal 1999 Year-End Values," "Employment Agreements and Termination of Employment And Change of Control Agreements," and "Compensation of Directors."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information relating to ownership of equity securities of the Company by certain beneficial owners and management is incorporated by reference to the Proxy Statement as set forth under the caption "Stock Ownership of Certain Beneficial Owners and Management," and "Employment Agreement and Termination of Employment and Change of Control Arrangements."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information relating to certain relationships and related transactions is incorporated by reference to the Proxy Statement under the captions "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a. The following documents are filed as part of this Report:

    1. Financial Statements

      Report of Independent Certified Public Accountant

      Consolidated Balance Sheets -- December 31, 1999 and 1998

      Consolidated Statements of Income -- Three Years Ended December 31,
      1999

      Consolidated Statements of Stockholders' Equity -- Three Years Ended December 31, 1999

      Consolidated Statements of Cash Flows -- Three Years Ended December
      31, 1999

      Notes to Consolidated Financial Statements -- Three Years Ended December 31, 1999

    2. Exhibits

      See Exhibit Index.

  b. Reports on Form 8-K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Loraca International, Inc.

                                                   /s/ Ronald R. Baca
                                          By: _________________________________
                                                       Ronald R. Baca
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: March 30, 2000

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 30, 2000 by the following persons in the capacities indicated.

                     Signature                                Title
                     ---------                                -----


               /s/ Ronald R. Baca                   Chairman of the Board and
       ______________________________________        Chief Executive Officer
                   Ronald R. Baca                    (Principal Executive
                                                     Officer)

               /s/ Bernard A. Guy                   President and Chief
       ______________________________________        Financial Officer
                   Bernard A. Guy                    (Principal Financial and
                                                     Accounting Officer)

             /s/ D. Harrison Gentry                 Director
       ______________________________________
                 D. Harrison Gentry

               /s/ John Trombello                   Director
       ______________________________________
                   John Trombello

                           LORACA INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                            ----


Report of Independent Certified Public Accountants......................... F-2


Consolidated Financial Statements--December 31, 1997, 1998 and 1999


  Consolidated Balance Sheets.............................................. F-3


  Consolidated Statements of Operations and Comprehensive Income (Loss).... F-4


  Consolidated Statements of Stockholders' Equity.......................... F-5


  Consolidated Statements of Cash Flows.................................... F-6


  Notes to Consolidated Financial Statements............................... F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Loraca International, Inc.

  We have audited the accompanying consolidated balance sheets of Loraca International, Inc. and its subsidiary as of December 31, 1998 and 1999, and the related consolidated statement of operations and comprehensive income
(loss), stockholders' equity, and cash flows for each of the years ended December 31, 1997, 1998 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Loraca International, Inc. and its subsidiary as of December 31, 1998 and 1999, and the consolidated results of their operations and cash flows for each of the years ended December 31, 1997, 1998 and 1999, in conformity with generally accepted accounting principles.

                                          BDO Seidman, LLP

Los Angeles, California
January 31, 2000

                           LORACA INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1998         1999
                                                       -----------  -----------
                       ASSETS
                       ------


Cash and cash equivalents (Note 6)...................  $    35,895  $   155,072
Marketable securities (Notes 2 and 13)...............    2,682,316    6,367,541
Loan receivables held for sale, net (Notes 6 and 9)..    1,798,514    1,315,301
Prepaid expenses.....................................       24,932       58,785
Furniture, fixtures and equipment, net (Note 3)......       64,968       51,153
Capitalized leased assets, net (Note 4)..............       10,853       98,023
Receivables, other (Note 6)..........................       49,673       26,782
Goodwill, net of amortization of $25,602 (1998) and
 $56,324 (1999) (Note 11)............................      435,234      404,512
                                                       -----------  -----------
    Total assets.....................................  $ 5,102,385  $ 8,477,169
                                                       ===========  ===========


        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------


Warehouse lines of credit (Note 6)...................  $ 1,790,960  $ 1,288,797
Other borrowings (Note 7)............................       61,271       25,762
Accounts payable.....................................      152,569      397,150
Accrued liabilities..................................       53,318      162,463
Escrow deposits......................................       12,714          298
Capitalized lease liabilities (Note 4)...............        6,485      102,252
Note payable to stockholder (Note 13)................      701,737      859,568
                                                       -----------  -----------
Total liabilities....................................    2,779,054    2,836,290
                                                       -----------  -----------


Commitments and contingencies (Notes 4, 5, 8, 9 and
 14)


Stockholders' Equity (Notes 5 and 10)
Common stock:
  Par value--$.001 per share; 50,000,000 shares
   authorized; 7,000,000 (1998) and 7,003,047 (1999)
   shares issued and outstanding.....................        7,000        7,003
  Additional paid-in-capital.........................    3,276,415    3,292,409
  Other accumulated comprehensive income (Note 2)....      252,371    4,442,892
  Accumulated deficit................................   (1,212,455)  (2,101,425)
                                                       -----------  -----------
    Total stockholders' equity.......................    2,323,331    5,640,879
                                                       -----------  -----------
    Total liabilities and stockholders' equity.......  $ 5,102,385  $ 8,477,169
                                                       ===========  ===========


                See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)

                                                Years Ended December 31,
                                            ----------------------------------
                                              1997       1998         1999
                                            --------  -----------  -----------
Revenues
  Gains on sales of loans.................. $    --   $   285,843  $   113,223
  Interest income..........................      --       351,496       83,661
                                            --------  -----------  -----------
    Total revenue..........................      --       637,339      196,884
                                            --------  -----------  -----------
Expenses
  Interest expense (Notes 4, 6 and 7)......      --       452,513       78,786
  Personnel and commission expense.........   64,291      579,336    1,511,778
  General, administrative and development
   expense (Notes 3 and 4).................   15,370      782,534    2,282,899
                                            --------  -----------  -----------
    Total expenses.........................   79,661    1,814,383    3,873,463
                                            --------  -----------  -----------
Loss from operations.......................  (79,661)  (1,177,044)  (3,676,579)
                                            --------  -----------  -----------
Other income
  Dividends................................      --         3,423        5,924
  Gain on sale of investments..............      --        41,107    2,781,685
                                            --------  -----------  -----------
    Total other income.....................      --        44,530    2,787,609
                                            --------  -----------  -----------
Net loss...................................  (79,661)  (1,132,514)    (888,970)
                                            --------  -----------  -----------
Other comprehensive income (Note 2):
  Unrealized holding gains arising during
   year....................................      --       317,841    4,190,521
  Less reclassification adjustment for
   losses included in net loss.............      --       (65,470)         --
                                            --------  -----------  -----------
Other comprehensive income.................      --       252,371    4,190,521
                                            --------  -----------  -----------
Comprehensive income (loss)................ $(79,661) $  (880,143) $ 3,301,551
                                            ========  ===========  ===========
Basic and diluted net loss per share....... $  (0.12) $    (0.19)  $     (0.13)
                                            ========  ===========  ===========
Weighted average number of shares
 outstanding...............................  681,000    5,967,000    7,001,016
                                            ========  ===========  ===========


                See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock                   Other
                         ---------------- Additional   Accumulated
                          Number           Paid-in    Comprehensive Accumulated
                         of Shares Amount  Capital       Income       Deficit      Totals
                         --------- ------ ----------  ------------- -----------  ----------
Balance, January 1,
 1997...................    50,000 $   50 $    4,950   $      --    $      (280) $    4,720
Common stock issued to
 public for cash at
 $.001 per share........   750,000    750     74,250          --            --       75,000
Stock offering costs....       --     --     (10,000)         --            --      (10,000)
Net loss................       --     --         --           --        (79,661)    (79,661)
                         --------- ------ ----------   ----------   -----------  ----------
Balance, December 31,
 1997...................   800,000    800     69,200          --        (79,941)     (9,941)
Common stock issued
 (Note 10).............. 6,200,000  6,200  3,207,215          --            --    3,213,415
Net unrealized holding
 gains on marketable
 securities.............       --     --         --       252,371           --      252,371
Net loss................       --     --         --           --     (1,132,514) (1,132,514)
                         --------- ------ ----------   ----------   -----------  ----------
Balance, December 31,
 1998................... 7,000,000  7,000  3,276,415      252,371    (1,212,455)  2,323,331
Common stock issued
 (Note 10)..............     3,047      3     15,994          --            --       15,997
Net unrealized holding
 gains on marketable
 securities.............       --     --         --     4,190,521           --    4,190,521
Net loss................       --     --         --           --       (888,970)   (888,970)
                         --------- ------ ----------   ----------   -----------  ----------
Balance, December 31,
 1999................... 7,003,047 $7,003 $3,292,409   $4,442,892   $(2,101,425) $5,640,879
                         ========= ====== ==========   ==========   ===========  ==========




                See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                Years Ended December 31,
                                           ------------------------------------
                                             1997        1998          1999
                                           --------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................  $(79,661) $ (1,132,514) $   (888,970)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
  Allowance for loan losses..............       --        100,057        25,775
  Depreciation and amortization..........       --         71,276       187,073
  Gain on disposition of investments.....       --        (65,470)   (2,781,685)
  Cash balances acquired from NMMC,
   Inc...................................       --        173,848           --
  Non-cash stock issuance in exchange for
   service...............................       --            --         15,997
Decrease (increase) in assets and
 liabilities,net of effects from purchase
 of NMMC, Inc.:
  Proceeds from sale of loans originated
   for sale..............................       --     21,745,141    10,846,242
  Originations of loans held for sale....       --    (16,798,386)  (10,388,803)
  Receivables............................       --        329,923        22,890
  Related party receivables..............       --        (32,083)          --
  Prepaid expenses.......................       --          3,444       (33,853)
Increase (decrease) in:
  Accounts payable.......................      (185)     (233,313)      244,581
  Accrued liabilities....................       --         53,318       109,144
  Escrow deposits........................       --         12,714       (12,416)
  Amount due to NMMC, Inc................    79,194       (79,194)      117,825
  Total adjustments......................    79,009     5,281,275    (1,647,230)
                                           --------  ------------  ------------
   Net cash provided (used) by operating
    activities...........................      (652)    4,148,761    (2,536,200)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities......       --            --       (715,125)
  Proceeds from sale of marketable
   securities............................       --        762,945     3,910,042
  Purchase of furniture, fixtures and
   equipment.............................       --        (20,097)     (137,641)
                                           --------  ------------  ------------
   Net cash provided by investing
    activities...........................       --        742,848     3,057,276

CASH FLOWS FROM FINANCING ACTIVITIES:
  Warehouse lines of credit and other
   borrowings, net.......................       --     (4,928,997)     (502,163)
  Net proceeds on stockholder's note
   payable...............................       --        222,911       157,831
  Principal payments on other
   borrowings............................       --       (218,881)      (57,567)
  Net proceeds on sale of securities.....    65,289           --            --
                                           --------  ------------  ------------
   Net cash provided (used) by financing
    activities...........................    65,289    (4,924,967)     (401,899)
                                           --------  ------------  ------------
Net increase (decrease) in cash..........    64,637       (33,358)      119,177
Cash and cash equivalents, beginning of
 year....................................     4,616        69,253        35,895
                                           --------  ------------  ------------
Cash and cash equivalents, end of year...  $ 69,253  $     35,895  $    155,072
                                           ========  ============  ============


                See notes to consolidated financial statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

  In February 1998, Loraca International, Inc. ("Loraca") issued 2,100,000 shares of its common stock valued at $1,088,415 for 100 percent of NMMC, Inc.'s outstanding shares of common stock. Assets acquired and liabilities assumed consisted of the following:

                                                                       Amount
                                                                     ----------
     Cash........................................................... $  173,848
     Marketable securities..........................................    483,257
     Receivables....................................................    379,596
     Loan receivables held for sale.................................  6,845,326
     Prepaid expenses...............................................     28,376
     Furniture, fixtures and equipment..............................    101,398
     Other assets...................................................    487,080
     Goodwill.......................................................    460,836
     Warehouse lines of credit......................................  6,719,956
     Other borrowings...............................................    104,555
     Accounts payable...............................................    385,882
     Capital lease obligations......................................     15,802
     Stockholder note payable.......................................    478,826
     Debt...........................................................    166,281
                                                                     ==========

  In February 1998, 1,000,000 shares of common stock of ZiaSun Technologies, Inc., a publicly traded corporation, with an estimated fair market value of approximately $2,125,000, were received from eight unrelated entities in exchange for 4,100,000 shares of common stock of Loraca. This exchange does not constitute significant ownership of ZiaSun Technologies, Inc. since Loraca is only a minority shareholder and has no control of ZiaSun Technologies, Inc. This transaction is purely for investment purposes and the common stock of ZiaSun Technologies, Inc. has been classified as available-for-sale marketable securities. The eight entities, which received 4,100,000 shares of common stock of Loraca, are as follows:

     Name                                                          No. of Shares
     ----                                                          -------------
     1. Bryant Cragun.............................................      47,700
     2. Katori Consultants, Ltd. .................................     585,700
     3. New Age Publications......................................     577,300
     4. PT Pasifika Pratama Investindo............................     569,000
     5. Amber Global Ltd. ........................................     582,400
     6. Aragon Agents Ltd. .......................................     584,000
     7. Shang Holdings, Inc. .....................................     584,900
     8. Chelsea International Ltd. ...............................     569,000
                                                                     ---------
                                                                     4,100,000
                                                                     =========

  In December 1998, the Company's president purchased certain receivables from NMMC, Inc. in exchange for a mortgage-backed security at a carrying value of $519,163.

  In May 1999, the Company transferred 41,000 shares of common stock of ZiaSun Technologies, Inc. at fair market value of $645,750 to Mr. Baca to satisfy the same amount of note payable to Mr. Baca.

  In August 1999, pursuant to the Company's contract with its technology developer, 3,047 shares of common stock at $5.25 per share were issued to pay for $15,997 of consulting fees.

  Interest paid in 1998 and 1999 totaled $530,577 and $83,183, respectively.

                See notes to consolidated financial statements.

                          LORACA INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Nature of Business

  Laraca International, Inc. was incorporated on March 11, 1996 in Nevada. In May 1998, Laraca International, Inc. changed its name to Loraca International, Inc. ("Loraca"). Loraca was formed to engage in the creation and acquisition of financial service companies. Loraca was considered a development stage company as defined under the Statement of Financial Accounting Standards
(SFAS) No. 7 until February 23, 1998 when it acquired NMMC, Inc., formerly New Mexico Mortgage Company, Inc., a wholly owned subsidiary. NMMC, Inc. originates and sells traditional, as well as non-traditional mortgage products on a wholesale and retail basis.

  Subsequent to December 31, 1998, the Company closed its California and New Mexico sales and processing branches. The Company is now originating and selling specialty mortgage products in selected states from its offices in Oregon.

Consolidation Policy

  The accompanying consolidated financial statements include the accounts of Loraca and its wholly owned subsidiary, NMMC, Inc. (the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

  For purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Investments

  Investments in equity securities have been classified as available-for-sale securities and are reported at fair value. Unrealized holding gains and losses are excluded from earnings and reported as a separate component of stockholders' equity. Realized gains and losses are reported in earnings based on the historical cost on a first-in first-out basis of the specific security sold.

Recurring Losses from Operations

  The Company has incurred substantial recurring losses from operations during the past two years. The long-term viability of the Company is predicated on the successful restructuring of its operations and a return to profitability.

Derivatives

  The Company holds derivative financial instruments comprised of a subordinated mortgage backed certificate. The fair value of the certificate is determined by computing the present value of the excess of the weighted average coupon on the loans sold over the coupon on the senior interests, the servicing fees paid to the loan servicer, and fees payable to the trustee. Prepayment assumptions used in the present value computation are based on a sample of historical prepayment speed of 22 percent. The cash flows expected to be received by the Company, not considering the expected losses, are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return on such a financial instrument. Expected losses are discounted using a rate based on the underlying underwriting guidelines, actual life losses to date, and current delinquency, foreclosure and real estate owned (REO) information. To the extent that actual future excess cash

                          LORACA INTERNATIONAL, INC.

Note 1. Summary of Significant Accounting Policies--(Continued)

flows are different from estimated excess cash flows, the fair value of the Company's certificate will be adjusted, with corresponding adjustments made to operations in that period.

  The mortgage-backed certificate is classified as an available for sale investment. As such, the investment is reported at its fair market value in the accompanying consolidated financial statements.

Loan Receivables Held for Sale

  Mortgage loans held for sale are reported at the lower of amortized cost or market value as determined by outstanding commitments from investors or current investor-yield requirements on an individual loan basis reduced or increased by the net deferred fees or costs associated with originating the loan.

Allowance for Losses

  The allowance for losses is based on management's periodic evaluation of the potential loss exposure associated with the portfolio of mortgage loans held for sale and the costs to be incurred due to the repurchase of mortgage loans or indemnification of losses based on alleged violations of representations and warranties customary to the mortgage banking industry, and reflects an amount that, in management's opinion, is adequate to absorb such estimated losses. In evaluating the potential exposure, management takes into consideration numerous factors, including current economic conditions, prior loss experience, underlying collateral value, the provisions of loan sale agreements and the composition of the portfolio of mortgage loans held for sale or previously sold.

Furniture, Fixtures and Equipment

  Furniture, fixtures and equipment are carried at cost. Depreciation and amortization on assets are computed using accelerated depreciation methods over the estimated useful lives of the assets, which range from three to seven years.

Long-Term Assets

  The Company applies SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used are reported at the lower of the carrying amount or their estimated fair market value. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of the carrying amount or their estimated fair market value less costs to sell.

  Identifiable intangible assets not covered by FAS No. 121 and goodwill not identified with assets that are subject to an impairment loss under FAS No. 121 are accounted for in accordance with Accounting Principal Board ("APB") Opinion No. 17 "Intangible Assets". Under APB No. 17, the useful lives of these identifiable intangible assets and goodwill are continually evaluated to determine if the amortization periods should be revised. If the useful lives are changed, the unamortized cost would be allocated to the remaining periods in the revised useful lives. In addition, the Company periodically reviews the carrying values of its identifiable intangible assets and goodwill by comparing them to their estimated fair market value and expected future benefits of the assets to determine if an impairment exists under APB No. 17.

                          LORACA INTERNATIONAL, INC.

Note 1. Summary of Significant Accounting Policies--(Continued)


Revenue Recognition

  The Company's revenues are derived from both the origination and sale of mortgage loans. As a wholesale mortgage banker, the Company generates income through discount points, fee charges for processing, documentation preparation, underwriting and other miscellaneous fees. With respect to the loans that it sells, the Company generates revenues from net premium income and interest income. Net premium income consists of the gain on the sale of mortgage loans and mortgage servicing rights. This gain is recognized at the time of receipt of funds based on the difference of the loans and their related servicing rights value minus the carrying value of the mortgage loans sold. Interest income consists of the interest the Company receives on the mortgage during the period to sale.

Loan Origination Fees and Costs

  Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are recorded in earnings when the loan is sold. The Company sells whole loans including servicing rights.

  In 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS No. 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the assets sold and the interest retained, if any, based on their relative fair values at the date of the transfer.

  There was no material impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 125.

Fair Value of Financial Instruments

  As of December 31, 1999, the fair value of cash, loan receivables held for sale, accounts receivable, warehouse lines of credit, other borrowings, including amounts due to and from related parties, approximates carrying values because of the short-term maturity of these instruments.

Goodwill

  Goodwill, which represents the excess of purchase price over fair value of the net assets acquired of NMMC, Inc., is amortized on a straight-line basis over the expected period to be benefited of 15 years. The Company will assess the recoverability of this goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future cash flows of the acquired operation.

Advertising

  Advertising costs are expensed when incurred.

                          LORACA INTERNATIONAL, INC.

Note 1. Summary of Significant Accounting Policies--(Continued)


Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

  The Company provides for income taxes in accordance with the liability method. Under this liability method, deferred taxes are determined based on the temporary difference between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The principal differences relate to items expensed for financial reporting purposes that are not currently deductible for tax purposes, such as depreciation and net operating loss carry-forwards.

Net Income (Loss) Per Share

  Loraca has adopted SFAS No. 128, which provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by exercising the outstanding stock options (Note 5) that could share in the earnings of an entity, similar to fully diluted earnings per share.

Comprehensive Income

  The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income includes all changes in equity except those resulting from investments by owners and distribution to owners.

Recent Accounting Pronouncements

  The Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for financial statements with fiscal years beginning after December 15, 1998. The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP requires that the Company continue to capitalize certain costs of software developed for internal use once certain criteria are met. The Company has adopted the SOP 98-1 (Note 3).

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 was originally to be effective for fiscal years beginning after June 15, 1999. SFAS No. 137 has deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will not have a material impact on the Company's financial statements.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise", which effectively

                          LORACA INTERNATIONAL, INC.

Note 1. Summary of Significant Accounting Policies--(Continued)

changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS 134 had no impact on the Company's financial position.

Note 2. Marketable Securities

  Investments were as follows:

                                                             December 31,
                                                         ---------------------
                                                            1998       1999
                                                         ---------- ----------
   Available for sale:
     Equity securities, at cost......................... $1,910,782 $1,532,095
     Gross unrealized gains on equity securities........    252,371  4,408,347
     Equity securities, at fair market value............  2,163,153  5,940,442
     Mortgage-backed security, at fair market value
      (Note 13).........................................    519,163    427,099
                                                         ---------- ----------
                                                         $2,682,316 $6,367,541
                                                         ========== ==========

Note 3. Furniture, Fixtures and Equipment

  Furniture, fixtures and equipment is as follows:

                                                              December 31,
                                                           --------------------
                                                             1998       1999
                                                           ---------  ---------
   Computer equipment..................................... $ 166,106  $ 186,099
   Furniture and fixtures.................................    85,775     87,919
   Vehicles...............................................    19,745     19,745
   Software...............................................    26,459     30,224
   Software development...................................    10,930        --
                                                           ---------  ---------
                                                             309,015    323,987
   Accumulated depreciation...............................  (244,047)  (272,834)
                                                           ---------  ---------
                                                           $  64,968  $  51,153
                                                           =========  =========

  Software development costs incurred during 1999 totaled $380,528. The software development was for internal use. Pursuant to FAS No. 121, the Company was uncertain as to the software development costs providing substantial service potential. Consequently, the software development costs of $380,528 were expensed in 1999.

                          LORACA INTERNATIONAL, INC.

Note 4. Leases

  The Company leases a building under an operating lease that expires in 2002 with a five-year renewal option. The Company also leases equipment under capital leases that expire in various years through 2002. Generally, the Company is required to pay executory costs, such as property taxes and insurance, on the capital leases. Total rental expense was $85,688 and $129,432 for 1998 and 1999.

  Capitalized leased assets consisted of the following:

                                                                 December 31,
                                                               ----------------
                                                                1998     1999
                                                               ------- --------
     Office equipment......................................... $38,529 $156,353
     Less accumulated amortization............................  27,676   58,330
                                                               ------- --------
                                                               $10,853 $ 98,023
                                                               ======= ========

  The following is a schedule of future minimum lease payments required under the operating and capital lease obligations, together with the present value of future minimum lease payments:

                                                            Capital   Operating
     Years ending December 31,                               Leases    Leases
     -------------------------                              --------  ---------
       2000................................................ $ 51,979  $137,789
       2001................................................   51,979   134,843
       2002................................................   32,010    32,685
     Total minimum lease payments..........................  135,968  $305,317
                                                                      ========
     Less imputed interest (interest of annual rates
      ranging from 16.0% to 22.9%).........................  (33,716)
                                                            --------
     Present value of minimum lease payments............... $102,252
                                                            ========

Note 5. Stock Options

  The Board of Directors of Loraca has reserved a total of 1,000,000 shares of Common Stock for issuance under the Loraca 1999 Stock Option Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward persons providing services to Loraca and to motivate such persons to contribute to the growth and profitability of Loraca. The Plan permits the grant of options intended to qualify as incentive stock options ("ISOs") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified stock options. As of December 31, 1999, 425,000 shares of Common Stock were subject to outstanding options at a weighted average exercise price of $5.2978 per share, and 575,000 shares remained available for future grant under the Plan. Options may be granted to employees (including officers and directors who are also employees), consultants and directors and prospective employees, consultants and directors, although only employees (including officers and directors who are also employees) may receive ISOs. The exercise price per share of a non-qualified stock option must equal at least 85% of the fair market value of a share of Common Stock on the date of grant, and in the case of ISOs must be no less than the fair market value on the date of the grant. In addition, the exercise price for any option granted to an optionee who owns 10% or more of the total combined voting power of Loraca or any parent or subsidiary of Loraca must equal at least 110% of the fair market value of a share of Common Stock on the date of grant. Generally, options granted under the Plan are immediately exercisable and must be exercised within ten years, and shares subject to an option generally will vest over four years from the date of grant. In the event of certain "change in control" transactions involving Loraca, shares subject to options granted under the Plan will become fully vested and exercisable. In addition, an acquiring company may assume or substitute for such outstanding options.

                          LORACA INTERNATIONAL, INC.

Note 5. Stock Options--(Continued)


  On April 16, 1999, the Company granted Mr. Baca an option to purchase 200,000 shares of Common Stock with an exercise price of $5.00 per share. The market price at this time was $4.50 per share. In addition, on September 3, 1999, the Company granted to each of Mr. Guy and Mr. Bowser, options to purchase 112,500 shares of Common Stock with an exercise price of $5.5625 per share which was the prevailing market price at the time. The options granted to Messrs. Baca, Guy and Bowser vest over a four year period. All the options granted during 1999 were incentive stock options.

  A summary of changes in stock options during the year is presented below:

                                                                December 31,
                                                                    1999
                                                              ----------------
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                              Shares   Price
                                                              ------- --------
     Options outstanding at beginning of year................     --  $   --
     Options granted......................................... 425,000  5.2978
     Options cancelled.......................................     --      --
     Options exercised.......................................     --      --
                                                              ------- -------
     Options at end of year.................................. 425,000 $5.2978
                                                              ======= =======
     Options exercisable at end of year......................      -- $5.2978
                                                              ======= =======
     Weighted-average fair value of options granted during
      the year...............................................         $ 2.580
                                                                      =======

  In accordance with APB Opinion No. 25, the Company has recorded no compensation expense as the exercise price exceeds or was equal to the market price at the date of grant. According to FAS 123, using the Black Scholes option-pricing model, the total fair market value of stock options granted during 1999 was $1,096,500 on the date of the grant. These stock options vest over four years, and accordingly the pro forma compensation expense during 1999 was $130,132.

  In accordance with FAS 123 the pro forma effect on net loss attributable to common stockholders is as follows:

                                                               December 31, 1999
                                                               -----------------
     Net loss attributable to common stockholders:
       As reported............................................    $  (888,970)
                                                                  ===========
       Pro forma..............................................    $(1,019,102)
                                                                  ===========
     Loss per share:
       As reported............................................    $     (0.13)
                                                                  ===========
       Pro forma..............................................    $     (0.15)
                                                                  ===========

                          LORACA INTERNATIONAL, INC.

Note 5. Stock Options--(Continued)


  The assumptions used in the Black Scholes option pricing model were as follows:

               Number       Weighted Average Weighted     Number     Weighted
           Outstanding at      Remaining     Average  Exercisable at Average
            December 31,    Contractual Life Exercise  December 31,  Exercise
                1999            (Years)       Price        1999       Price
           --------------   ---------------- -------- -------------- --------
              425,000             9.49        $5.298       --         $5.298
              =======             ====        ======       ===        ======

                                              Year ended
                                           December 31, 1999
                                           -----------------
           Discount rate--bond yield
            rate..........................    5.14--5.97%
           Volatility.....................            28%
           Expected life..................      10 years
           Expected dividend yield........           --
                                              ==========

Note 6. Warehouse Lines of Credit

  On March 29, 1999 the Company entered into a $5,000,000 warehouse line of credit agreement with Provident Bank bearing interest at Prime plus 1.5% to Prime plus 3% for amounts exceeding 60 days (Prime at December 31, 1999:
8.50%) collateralized by all pledged loans, all cash deposited in the collateral account, all purchase commitments and the proceeds resulting from sales, all notes, deeds of trust, mortgages, assignments, security agreements, financing statements, guarantees and other documents and instruments relating to pledged loans, any existing servicing contracts, and all proceeds, products and profits of any loan. At December 31, 1999, the Company had $1,288,797 outstanding on this Warehouse Line of Credit agreement. The unused portion of the line of credit as of December 31, 1999, was $3,711,203. There are no financial covenants stipulated on the warehouse line of credit agreement and management confirmed that the Company was in compliance with all other covenants at December 31, 1999. This warehouse line of credit may be terminated at any time by the Provident Bank. The warehouse line of credit matured on January 4, 2000, and was subsequently renewed for a further year.

  On May 28, 1999, the Company terminated its $5,000,000 Warehouse Line of Credit agreement with U.S. Bank.

  On July 7, 1999, the Company entered into a $5,000,000 warehouse line of credit with Sterling Bank and Trust bearing interest at Prime plus 2% collateralized by all pledged loans, all cash deposited in the collateral account, all purchase commitments and the proceeds resulting from sales, all notes, deeds of trust, mortgages, assignments, security agreements, financing statements, guarantees and other documents and instruments relating to pledged loans, any existing servicing contracts, and all proceeds, products and profits of any loan. At December 31, 1999, the Company had not used this facility. The warehouse line of credit matures on June 27, 2000.

                          LORACA INTERNATIONAL, INC.

Note 7. Other Borrowings

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
Bank revolving line of credit in the amount of $25,000 bearing interest at Prime rate plus 3% (11.50%, at December 31,
 1999), secured by a stockholder's real estate, payable in
 monthly installments of .5% of the principal balance plus any finance charge accrued or $50, whichever is greater, no
 specified due date...........................................  $20,908 $16,984
Unsecured vendor note bearing interest at 8.25%, payable in
 monthly principal and interest installments of $8,778, due
 April 1999...................................................   34,517   8,778
Bank note bearing interest at Prime rate plus 3.5%, (1998:
 10.75%; 1999: 11.50%), collateralized by a vehicle, payable in monthly principal and interest installments of $931, due
 April 1999...................................................    3,684     --
Unsecured bank note bearing interest at 13.25%, payable in
 monthly principal and interest installments of $535 due June
 1999.........................................................    2,162     --
                                                                ------- -------
                                                                $61,271 $25,762
                                                                ======= =======

Note 8. Profit Sharing Plan

  Effective January 1, 1993, NMMC, Inc. adopted a 401(k) defined contribution profit sharing plan. Substantially all employees who have attained age 18 and completed one year of service are eligible. Employee contributions can be made through a salary reduction arrangement, and the Company may, at its discretion, make contributions up to maximum allowable amounts. No employer contributions were made to the plan during 1998 and 1999. This plan was terminated during 1999.

Note 9. Commitments and Contingencies

Loan Commitments

  At December 31, 1999, the Company had committed to but not yet funded approximately $1,453,642 of loans.

Allowance for Unsold and Repurchase Losses on Loans

  At December 31, 1999, an allowance of $25,775 for losses and costs on unsold loans was recorded. The Company has not experienced significant repurchase losses or indemnification of losses based on alleged violations of representations and warranties customary to the mortgage banking industry.

  Please refer to Note 1 for the accounting policy on allowance for losses.

Off Balance Sheet Risk

  Interest rate movements significantly impact the Company's volume of closed mortgage loans and represent the primary market risk to the Company. In a higher interest rate environment, consumer demand for mortgage loans, particularly refinancing of existing mortgage loans, declines. Interest rate movements affect the interest income earned on mortgage loans held for sale, interest expense on the warehouse lines of credit payable, the value of mortgage loans held for sale and ultimately the gain on sale of mortgage loans. In addition, in an increasing interest rate environment, the Company's mortgage loan brokerage volume is adversely affected.

  The Company originates mortgage loans and manages the market risk related to these mortgage loans by pre-selling them on a best-effort basis at the time that the Company establishes the borrower's interest rate. The

                          LORACA INTERNATIONAL, INC.

Note 9. Commitments And Contingencies--(Continued)

Company currently does not maintain a trading portfolio of mortgage loans and/or mortgage securities. As a result, the Company is not exposed to market risk as it relates to trading activities. The majority of the Company's portfolio is held for sale which requires it to perform market valuations of its pipeline, its mortgage loan portfolio held for sale and related forward sale commitments in order to properly record the portfolio and the pipeline at lower of cost or market. Therefore, the Company monitors the interest rates of its loan portfolio as compared to prevailing interest rates in the market. Because the Company pre-sells its mortgage loan commitments forward, it believes that a 1.00% increase or decrease would not have a significant adverse affect on the Company's earnings from its interest rate sensitive assets. The Company pays-off the warehouse lines payable when the mortgage loan is sold and consequently would not be expected to incur significant losses from an increase in interest rates on the warehouse line of credit due to the short time frame that the warehouse line is drawn down. In the future, if the Company does not pre-sell the mortgage loan commitments, its market risk could change significantly.

Employment Agreements

  On January 1, 1999, the Company entered into an executive employment agreement with its President and Chief Executive Officer, Mr. Baca (the "Baca Agreement"). The Baca Agreement is for an initial term of five years, commencing on January 1, 1999. On completion of the initial term, the Baca Agreement will automatically renew for subsequent one-year terms unless either party to the agreement provides three months advance written notice. The Baca Agreement provides for a base salary of $240,000 per annum subject to an annual review and (i) a six percent increase on each anniversary date, (ii) incentive compensation based on the Company's attainment of specified levels of earnings before interest, taxes, depreciation and amortization ("EBITDA") provided that Mr. Baca is employed by the Company on the last day of the calendar year. The specified EBITA is fixed by the Company prior to the beginning of each calendar year. For fiscal 1999, if EBITDA is (i) less than $500,000, Mr. Baca is entitled to a bonus of ten percent (10%) of EBITDA; (ii) between $501,000 and $1,000,000, Mr. Baca is entitled to a bonus of twelve percent (12%) of EBITDA; (iii) between $1,000,000 and $2,000,000, Mr. Baca is entitled to a bonus of fourteen percent (14%) of EBITDA; or (iv) greater than $2,000,000, Mr. Baca is entitled to a bonus of fifteen (15%) of EBITDA. The performance bonus is payable within 30 days following completion of the Company's annual audit.

  If the Company terminates this agreement without cause, the Company will pay the remainder of the base salary then in effect for the balance of either the initial term or any subsequent one-year term. In addition, Mr. Baca also receives a "separation package," which includes a severance payment equal to two times the base salary if the termination occurs during the initial term, or a severance payment equal to three times the base salary then in effect if the termination occurs after the initial term. The separation package will be paid provided that Mr. Baca agrees to act as a consultant for the Company without further compensation for six months following the termination of the employment relationship, if requested to do so by the Company, and refrains from competition with the Company.

  On June 1, 1999, NMMC entered into executive employment agreements with its Chief Executive Officer, Mr. Guy and its President, Mr. Bowser (the "Executive Agreements"). The Executive Agreements are for an initial term of three years, commencing on June 1, 1999. On completion of the initial term, the Executive Agreements will automatically renew for subsequent one-year terms unless either party to the agreement provides three months advance written notice. The Executive Agreements provide for a base salary of $150,000 per year for both Mr. Guy and Mr. Bowser, and (i) incentive compensation based on NMMC's attainment of specified levels of earnings before taxes and a minimum return on average equity; and (ii) other fringe benefits.

                          LORACA INTERNATIONAL, INC.

Note 9. Commitments And Contingencies--(Continued)


  Pursuant to the terms of the Executive Agreements, Messrs. Guy and Bowser are entitled to distribute a quarterly performance bonus pool at their discretion to NMMC's employees (including themselves), provided that NMMC's return on equity (as determined by NMMC's outside auditors) equals or exceeds ten percent (10%) in a fiscal quarter (a "Qualifying Quarter"). The size of the bonus pool in a Qualifying Quarter is based upon the difference between NMMC's projected earnings before taxes ("EBT") and actual EBT in accordance with the following: If actual EBT is equal to or greater than fifty percent (50%) but less than seventy five percent (75%) of projected EBT, the bonus pool is equal to five percent (5%) of actual EBT. If actual EBT is equal to or greater than seventy five percent (75%) but less than one hundred percent (100%) of projected EBT, the bonus pool is equal to ten percent (10%) of actual EBT. If actual EBT is equal to or greater than one hundred percent (100%) but less than one hundred twenty five percent (125%) of project EBT, then the bonus pool is equal to twelve and one half percent (12.5%) of actual EBT. If actual EBT is equal to or greater than one hundred twenty five percent (125%) of projected EBT, then the bonus pool is equal to fifteen percent (15%) of actual EBT. The performance bonus must be paid within 45 days following the close of a Qualifying Quarter.

  Under the Executive Employment Agreements, if either Mr. Guy or Mr. Bowser is terminated without cause, he is entitled to receive a separation package which includes (i) the base salary for the term remaining under the term of employment then in effect; (ii) a lump sum payment equal to his average bonus payment for the four most recently completed quarters multiplied by the number of quarters remaining under the term of employment then in effect; (iii) payment of health insurance premiums for coverage elected pursuant to the Consolidated Budget Reconciliation Act of 1985 and (iv) accelerated vesting of his outstanding options.

Technology Contract

  Pursuant to the Company's contract with its technology developer, J. A. Young & Co., the Company has agreed to pay 60% in cash and issue shares of Common Stock with a market value equal to 40% of J. A. Young & Co.'s monthly invoice to the Company. At December 31, 1999, the Company had a commitment to issue 27,538 shares of common stock to J. A. Young in terms of this agreement.

Litigation

 Gray Cary Ware & Freidenrich LLP v. Ronald Baca, et al., San Diego Superior Court Case No. GIC732677.

  On July 16, 1999, Gray Cary Ware & Freidenrich LLP, the Company's corporate legal counsel ("Gray Cary"), instituted an interpleader action against NMMC, Inc., Ronald R. Baca (the Company's President and Chief Executive Officer) and Aguilar & Sebastinelli, a Professional Law Corporation ("A&S") in San Diego Superior Court. Gray Cary has interpled approximately $81,250, a portion of the settlement proceeds recovered by NMMC, Inc. and Mr. Baca in the liquidation proceedings of Aim Insurance Company, an insolvent California insurer conserved by the California Department of Insurance (Orange County Superior Court Case No. 72577). The interpled funds were received in trust by Gray Cary on behalf of NMMC, Inc. and Mr. Baca. A&S claims that it is entitled to the funds as a result of an alleged representation by, and contingency fee agreement with, NMMC, Inc. and Mr. Baca relating to the liquidation proceedings. NMMC, Inc. and Mr. Baca claim that they are entitled to the funds held in trust and deny that A&S has any rights, title or interest in such funds, and NMMC, Inc. intends to vigorously defend its rights in the lawsuit. Gray Cary claims no interest in the interpled funds.

                          LORACA INTERNATIONAL, INC.

Note 9. Commitments And Contingencies--(Continued)


 Aguilar & Sebastinelli, a Professional Law Corporation v. Ronald R. Baca, et al., San Francisco Superior Court Case No. 306684.

  NMMC, Inc. and Mr. Baca are informed that on September 23, 1999, A&S filed an action for breach of contract, constructive trust, money had and received, breach of promissory note and declaratory relief against NMMC, Inc. Mr. Baca and others in San Francisco Superior Court. NMMC, Inc. and Mr. Baca believe that the allegations in the complaint relate to alleged outstanding attorneys' fees owed by NMMC, Inc. and Mr. Baca as a result of A&S' alleged prior representation of NMMC, Inc. and Mr. Baca in the liquidation proceedings of Aim Insurance Company in Orange County. A&S alleges monetary damages in the aggregate amount of $171,278. A&S has not yet served the complaint on either NMMC, Inc. or Mr. Baca. NMMC, Inc. and Mr. Baca believe that A&S' claims are without merit and once the complaint is served, if ever, NMMC, Inc. intends to vigorously defend such action.

  The Company is also a party to legal claims arising in the normal course of business. In the opinion of management, based in part on discussions with legal counsel, resolution of such matters will not have a material adverse effect on the financial position and operating results of the Company.

Note 10. Common Stock

  On February 23, 1998, Loraca issued 2,100,000 shares of common stock for 100 percent of NMMC, Inc.'s outstanding shares of common stock valued at $1,088,415. In addition, on February 23, 1998, 1,000,000 shares of common stock in a publicly traded corporation with an estimated fair market value of approximately $2,125,000 were received in exchange for 4,100,000 shares of Loraca's common stock.

  In August 1999, pursuant to the Company's contract with its technology developer, 3,047 shares of common stock at $5.25 per share were issued in exchange for $15,997 of consulting fees.

Note 11. Acquisition

  On February 23, 1998, Loraca issued 2,100,000 shares of common stock for 100 percent of NMMC, Inc.'s outstanding shares of common stock valued at $1,088,415 in a business combination accounted for as a purchase. NMMC, Inc. primarily engages in mortgage broker services relating to single family residences in New Mexico. The results of operations of NMMC, Inc. are included in the accompanying consolidated financial statements since the date of acquisition. The total cost of the acquisition was $1,088,415, which exceed the fair value of the net assets of NMMC, Inc. by $460,836. The excess was recorded as goodwill and is being amortized over 15 years on the straight-line basis.

Note 12. Income Taxes

  At December 31, 1999, there are $2,048,000 of unused net operating loss carryforwards that may be applied against future Federal taxable income and expires beginning in fiscal 2019. Any benefit for the tax carryforwards has been fully reserved by a valuation allowance because management is unable to determine if it is more likely than not that these net operating loss and capital loss will be realized.

Note 13. Related Party Transactions

  In June 1998, the Company's President and Chief Executive Officer, Ronald R. Baca purchased a bad debt account receivable from NMMC, Inc. involving NMMC, Inc.'s failed attempt to acquire Aim Insurance Company, a California domiciled insurance carrier, which was conserved by the California Department of

                          LORACA INTERNATIONAL, INC.

Insurance in 1994 and is currently in liquidation (Note 9). As consideration for the purchase of the bad debt account receivable from NMMC, Inc., Mr. Baca forgave a debt payable by NMMC, Inc. to Mr. Baca in the amount of $443,000. At the time of this transaction, the bad debt account receivable had a net carrying value and estimated fair value of $443,000 and so no gains or losses were recorded. The fair value of the bad debt account receivable was determined by management to be the amount that will eventually be recoverable net of the costs of collection.

  From time to time, Mr. Baca has made loans to Loraca and NMMC, Inc. in order to fund the Company's working capital needs, including payroll and other office expenses. In May 1999, the Company transferred 41,000 shares of common stock of ZiaSun Technologies, Inc. at fair market value of $645,750 to Mr. Baca to satisfy the same amount of note payable to Mr. Baca. In consideration of Mr. Baca's capital contributions, the Company issued to Mr. Baca an unsecured demand promissory note dated as of December 31, 1999 in the amount of $859,568 (1998: $701,737) and bearing interest at the rate of 8% per annum. Interest expense related to this note was $39,142 in 1999 (1998: $0).

  Effective December 31, 1998, Mr. Baca purchased certain receivables from NMMC, Inc. in exchange for a mortgage-backed security at a carrying value of $519,163. Management believed that the value of the mortgage backed security equaled or exceeded the value of the receivables sold at the time of sale. Due to changes in the interest rates and prepayment of the underlying mortgages, the mortgage backed security has been revalued to $427,099 at December 31, 1999. This decrease in value of $92,064 is considered to be a permanent impairment and the amount has been charged to general and administrative expense on the statement of operations in 1999.

Note 14. Subsequent Events

  On February 11, 2000, the Company, through its subsidiary, entered into an agreement to acquire all of the outstanding shares of The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation (collectively "Lexus"), pursuant to the terms of an Agreement and Plan of Merger. Lexus is a conforming mortgage banking origination and servicing platform. The Company (through its subsidiary) shall pay to Lexus an aggregate of (i) 377,778 shares of common stock of Loraca, and (ii) floating rate convertible subordinated notes in the principal amount of $2,300,000.

                                 EXHIBIT INDEX

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1*   Agreement and Plan of Reorganization by and between Loraca
         International, Inc. and NMMC, Inc. dated as of February 23, 1998.


  2.2** Agreement and Plan of Merger dated as of February 11, 2000 by and among Loraca International, Inc., Loraca Acquisition Corp., The Lexus
         Companies, Inc. and the Shareholders of The Lexus Companies, Inc.


  3.1*   Articles of Incorporation of Loraca International, Inc., as amended.


  3.2*   Amended and Restated Bylaws of Loraca International, Inc.


  4.1*   Specimen Common Stock Certificate.


 10.1*   1999 Stock Option Plan, and form of Stock Option Agreement thereunder.


 10.2*   Executive Employment Agreement dated as of January 1, 1999, between
         Loraca International, Inc. and Ronald R. Baca.


 10.3*   Form of Employment Agreement (between Loraca International, Inc. and
         Bernard A. Guy / G. Bowser).


 10.4*   Master Agreement for Professional Services dated as of August 13,
         1999, between Loraca International, Inc./NMMC, Inc. and J.A. Young &
         Co.


 10.5*   Amended and Restated Warehouse Loan and Security Agreement dated as of
         August 2, 1999, between NMMC, Inc. and The Provident Bank.


 10.6*   Participation Agreement dated as of July 7, 1999, between NMMC, Inc.
         and Sterling Bank and Trust.


 10.7*   Lease dated as of July 18, 1997, between Loraca International, Inc.
         and G&P Resorts, Inc., as amended.


 10.8*   Sublease dated as of June 14, 1999, between Loraca International Inc.
         and The Ryland Group, Inc.


 10.9*   Asset Purchase Agreement dated as of December 30, 1998, between NMMC,
         Inc. and Raeaca Corp.


 10.10*  Demand Promissory Note dated December 31, 1998 in favor of Ronald R.
         Baca.


 21.1*   List of Subsidiaries.


 27.1    Financial Data Schedule.

--------
 * Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 000-27585), effective on December 9, 1999.

** Incorporated by reference to Current Reports on Form 8-K, filed with the Commission on February 28, 2000 (File No. 000-27585).