Form 10-Q
period 2000-03-31
LORACA INTERNATIONAL INC
filed 2000-05-19
CIK 1096345

================================================================================

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________TO_________.


                       COMMISSION FILE NUMBER 000-27585

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

    5600 Wyoming Boulevard, N.E., Suite 150, Albuquerque, New Mexico 87109
                               (Former Address)
                                _______________

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value


  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Number of shares outstanding of the registrant's common stock as of May 8,
2000:   7,390,876

================================================================================

                          LORACA INTERNATIONAL, INC.

                                   FORM 10-Q

                     For the Quarter Ended March 31, 2000

                                     INDEX

Part I.  Financial Information

         Item 1.  Financial Statements                                                    Page
                                                                                          ----
         a)  Consolidated Balance Sheets
             as of December 31, 1999 and March 31, 2000                                      4

         b)  Consolidated Statements of Operations and Comprehensive Income (Loss)
             for the Three Months Ended March 31, 1999 and 2000                              5

         c)  Consolidated Statements of Stockholders' Equity
             for the Three Months Ended March 31, 2000                                       6

         c)  Consolidated Statements of Cash Flows
             for the Three Months Ended March 31, 1999 and 2000                              7

         d)  Notes to Financial Statements                                                   9

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                       12


Part II. Other Information

         Item 1.  Legal Proceedings                                                         16

         Item 6.  Exhibits and Reports on Form 8-K                                          16

Signature                                                                                   17

                         Part I.  Financial Information

Item 1.  Financial Statements

                           LORACA INTERNATIONAL, INC.
                          Consolidated Balance Sheets

                                                                                                 (Unaudited)
                                                                        December 31,              March 31,
                                                                            1999                    2000
                                                                        ------------             -----------
Assets

Cash and cash equivalents                                           $         155,072       $         208,128
Marketable securities                                                       6,367,541               3,852,608
Loan receivables held for sale, net                                         1,315,301                 619,939
Prepaid expenses and accounts receivable                                       58,785                 503,796
Mortgage servicing rights                                                                           5,344,598
Furniture, fixtures and equipment, net                                         51,153                 177,129
Capitalized leased assets, net                                                 98,023                  82,120
Receivables, other                                                             26,782                 176,314
Goodwill, net of amortization of $56,324 (1999) and $64,005                   404,512               3,495,330
 (2000)                                                             -----------------       -----------------

Total assets                                                        $       8,477,169       $      14,459,962
                                                                    =================       =================

Liabilities and Shareholders' Equity

Warehouse lines of credit                                           $       1,288,797       $         532,443
Notes payable to bank                                                          25,762               5,115,186
Accounts payable                                                              397,150                 670,160
Accrued liabilities                                                           162,463                 419,002
Escrow deposits                                                                   298                     348
Capitalized lease liabilities                                                 102,252                  96,526
Note payable to stockholder                                                   859,568                 876,514
                                                                    -----------------       -----------------

Total liabilities                                                           2,836,290               7,710,179
                                                                    -----------------       -----------------

Floating rate convertible subordinated note payable                                 -               2,300,000

Commitments and contingencies

Stockholders' Equity
  Common stock:
  Par value - $.001 per share; 50,000,000 shares
   authorized; 7,003,047 (1999) and 7,390,876 (2000)
   shares issued and outstanding                                                7,003                   7,391
  Additional paid-in-capital                                                3,292,409               4,817,907
  Other accumulated comprehensive income                                    4,442,892               2,159,578
  Accumulated deficit                                                      (2,101,425)             (2,535,093)
                                                                    -----------------       -----------------

Total stockholders' equity                                                  5,640,879               4,449,783
                                                                    -----------------       -----------------

Total liabilities and stockholders' equity                          $       8,477,169       $      14,459,962
                                                                    -----------------       -----------------

See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.
                     Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                                  (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 1999                   2000
                                                          -----------------        --------------
Revenues

     Gains on sales of loans                                 $       27,392        $       47,734
     Interest income                                                 24,863                24,695
                                                             --------------        --------------

     Total revenue                                                   52,255                72,429
                                                             --------------        --------------

Expenses
     Interest expense                                                29,141                26,494
     Personnel and commission expense                               283,319               500,645
     General, administrative and development expense                261,628             1,041,639
                                                             --------------        --------------

     Total expenses                                                 574,088             1,568,778
                                                             --------------        --------------

Loss from operations                                               (521,833)           (1,496,349)
                                                             --------------        --------------

Other income
     Dividends                                                          755                   809
     Gain on sale of investments                                  1,721,435             1,061,872
                                                             --------------        --------------

     Total other income                                           1,722,190             1,062,681
                                                             --------------        --------------

Net income (loss)                                                 1,200,357              (433,668)
                                                             --------------        --------------

Other comprehensive income:
   Unrealized holding gains (losses) arising during               4,593,907            (2,283,314)
    period                                                   --------------        --------------

Comprehensive income (loss)                                  $    5,794,264        $   (2,716,982)
                                                             ==============        ==============

Basic and diluted net income (loss) per share                $         0.17        $        (0.06)
                                                             ==============        ==============

Weighted average number of shares outstanding                     7,000,000             7,012,942
                                                             ==============        ==============

See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.
                Consolidated Statements of Stockholders' Equity


                                           Common Stock                                 Other
                                       Number                      Additional        Accumulated
                                         of                         Paid-in         Comprehensive    Accumulated
                                       Shares         Amount        Capital             Income         Deficit            Totals
                                     ---------     ---------       --------         -------------    -----------       ------------
Balance, December 31, 1999           7,003,047        7,003        3,292,409          4,442,892      (2,101,425)          5,640,879

Common stock issued                    387,829          388        1,469,877                  -               -           1,470,265

Issuance of warrants for service             -            -           55,621                  -               -              55,621

Net unrealized holding losses                -            -                -         (2,283,314)              -          (2,283,314)

 on marketable securities

Net loss                                     -            -                -                  -        (433,668)           (433,668)

                                --------------    ---------    -------------    ---------------     -----------         -----------


Balance, March 31, 2000              7,390,876    $   7,391    $   4,817,907    $     2,159,578     $(2,535,093)        $ 4,449,783
                                ==============    =========    =============    ===============     ===========         ===========


See notes to consolidated financial statements.

                           LORACA INTERNATIONAL, INC.
                     Consolidated Statements of Cash Flows

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                         --------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                              1999                   2000
                                                                         ---------------        ---------------
Cash flows from operating activities:
     Net gain (loss)                                                     $     1,200,357        $      (433,668)

     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and amortization                                            16,428                105,516
         Gain on disposition of investments                                   (1,721,435)            (1,061,872)
         Non-cash equity issuance in exchange for service                              -                109,219

         Decrease (increase) in assets and liabilities:
           Proceeds from sale of loans originated for sale                     4,536,565              2,804,653
           Originations of loans held for sale                                (4,356,700)            (1,761,247)
           Receivables                                                        (1,344,302)              (149,532)
           Prepaid expenses                                                            -                (26,222)

         Increase (decrease) in:
           Accounts payable                                                       25,059                (39,492)
           Accrued liabilities                                                   (19,954)               260,709
           Escrow deposits                                                        (2,708)                    50
           Capital lease liabilities                                              (3,137)                (5,726)
                                                                         ---------------        ---------------
     Total adjustments                                                        (2,870,184)               236,056
                                                                         ---------------        ---------------
Net cash used by operating activities                                         (1,669,827)              (197,612)
                                                                         ---------------        ---------------

Cash flows from investing activities:
     Purchase of marketable securities                                           (62,300)                     -
     Proceeds from sale of marketable securities                               2,074,187              1,293,623
     Purchase of furniture, fixtures and equipment                               (20,882)              (112,782)
     Business acquisitions, net of cash acquired                                       -                 98,736
                                                                         ---------------        ---------------
Net cash provided by investing activities                                      1,991,005              1,279,577
                                                                         ---------------        ---------------

Cash flows from financing activities:
     Warehouse lines of credit and other borrowings, net                        (223,358)            (1,028,872)
     Net proceeds (payments) on stockholder's note                               (80,847)                16,946
        payable
     Principal payments on other borrowings                                      (31,651)               (16,983)
                                                                         ---------------        ---------------
Net cash used by financing activities                                           (335,856)            (1,028,909)
                                                                         ---------------        ---------------

Net increase (decrease) in cash                                                  (14,678)                53,056
Cash and cash equivalents, beginning of period                                    35,895                155,072
                                                                         ---------------        ---------------

Cash and cash equivalents, end of period                                 $        21,217        $       208,128
                                                                         ===============        ===============

Supplemental schedule of non-cash investing and financing activities:

In March 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation, for 377,778 shares of the Company's common stock valued at $1,416,668, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs. Assets acquired and liabilities assumed consisted of the following:

                                                           Amount
                                                     ---------------
Cash and cash equivalents                            $       203,074
Marketable securities                                            132
Loan receivables held for sale, net                          348,044
Prepaid expenses and accounts receivable                     418,789
Mortgage servicing rights                                  5,344,598
Furniture, fixtures and equipment                             95,126
Goodwill                                                   3,098,499
Warehouse lines of credit                                    272,518
Notes payable to bank                                      5,106,407
Accounts payable                                             308,332
                                                     ---------------


In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,526, respectively.

In March 2000, the Company issued 5 year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5 year warrants to purchase 1,010 shares of the Loraca Acquisition Corp common stock at a strike price of $33.14 per share. The Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of the Loraca Acquisition Corporation. The warrants were issued to a bank in connection with services related to the acquisition of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. In connection with these issuances, the Company recorded expense of $55,621.

Interest paid in 1999 and 2000 totaled $29,141 and $26,495, respectively.

See notes to consolidated financial statements.

LORACA INTERNATIONAL, INC.
Notes to Financial Statements
March 31, 2000
(Unaudited)



Note 1.  Description of Business

Laraca International, Inc. was incorporated on March 11, 1996 in Nevada. In May 1998, the Company changed its name to Loraca International, Inc. ("Loraca").
The Company was formed to engage in the creation and acquisition of financial service companies. The Company was considered a development stage company as defined under the Statement of Financial Accounting Standards (SFAS) No. 7 until February 23, 1998 when it acquired NMMC, Inc., formerly New Mexico Mortgage Company, Inc., a wholly owned subsidiary. NMMC, Inc. originates and sells traditional, as well as non-traditional mortgage products on a wholesale and retail basis.

Subsequent to December 31, 1998, the Company closed its California and New Mexico sales and processing branches. The Company is originating and selling specialty mortgage products in selected states from its offices in Oregon and Indiana. During the first quarter of 2000, the Company moved its headquarters to Seattle, Washington.

Note 2.  Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, for the year ended December 31, 1999.

Note 3.      Reclassifications

Certain reclassifications have been made for consistent financial statement presentation.

Note 4.         Composition of Certain Balance Sheet Accounts

                                                                    (Unaudited)
                                                      December 31,    March 31,
                                                          1999           2000
                                                      -----------   -----------
Marketable securities, available for sale:
 Equity securities, at cost                            $1,532,095    $1,300,476
 Gross unrealized gains on equity securities            4,408,347     2,125,033
                                                       ----------    ----------
 Equity securities, at fair market value                5,940,442     3,425,509
 Mortgage-backed security, at fair market value           427,099       427,099
                                                       ----------    ----------
                                                        6,367,541     3,852,608
                                                       ==========    ==========

Note 5.  Equity Transactions

In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,526, respectively.

In March 2000, the Company issued 5 year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5 year warrants to purchase 1,010 shares of the Loraca Acquisition Corp common stock at a strike price of $33.14 per share. The Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of the Loraca Acquisition Corporation. The warrants were issued to a bank in connection with services related to the acquisition of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. In connection with these issuances, the Company recorded expense of $55,621.

In March 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation, for 377,778 shares of Loraca common stock valued at $1,416,668, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs.

Note 6. Acquisition of The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation

On March 31, 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. Calumet Securities Corporation is a full-service mortgage origination, servicing and insurance agency platform, headquartered in the Midwestern region for over 68 years. It is an approved seller/servicer for FNMA, FHLMC, GNMA and is an approved lender by FHA and VA.

The aggregate consideration for the acquisition was approximately $3,821,005, which consisted of 377,778 shares of the Company's common stock, with a market value of $1,416,668, floating rate convertible subordinated notes in the principal amount of $2,300,000, and $104,337 of acquisition costs. The acquisition of The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation, has been accounted for using the purchase method of accounting.

The intangible component of the consideration for this transaction, which includes goodwill and purchased intangibles, will be amortized on a straight-line basis over ten years.

The following table reflects unaudited consolidated pro forma results of operations of the Company and The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation, as if the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods. The pro forma information does not include any one-time charges for transaction-related costs relating to the acquisition of The Lexus Companies, Inc. and its subsidiary, Calumet Securities Corporation.

                                         Three Months Ended
                                              March 31,

                                          1999         2000
                                       ----------   ----------
Revenue                                $1,221,561   $1,047,598
Net gain (loss)                           953,903     (370,277)
                                       ==========   ==========
Basic and diluted net gain (loss)
     per share                         $     0.13   $    (0.05)
                                       ==========   ==========

Note 7.  Legal Proceedings

Regional Investors, Inc. v. NMMC, Inc., Second Judicial District Court, Bernalillo County, New Mexico No. CIV-99 07120.

A lawsuit was filed on July 15, 1999, in the Second Judicial District Court, Bernalillo County, New Mexico against NMMC by Regional Investors, Inc. ("Regional"). The complaint alleges that, in connection with a residential mortgage loan sold by NMMC to Regional, NMMC failed to repurchase a mortgage upon demand as required by Regional's Correspondent Agreement with NMMC. Regional is seeking monetary relief in the approximate amount of $43,362. The Company believes that Regional's claims are without merit and intends to defend vigorously against the action.

Note 8.  Commitments and Contingencies

In April 2000, the Company entered into a lease for additional office space located in Seattle, Washington. The additional office space consists of 3,425 square feet costing approximately $7,900 per month through April 30, 2002.

Note 9.  Income Taxes

As of December 31, 1999, for federal income tax purposes, the Company had approximately $2,048,000 in net operating loss carryforwards that expire beginning in fiscal 2019. The annual utilization of the operating loss carryforward may be significantly limited due to the adverse resolution, if any, with respect to the loss carryover provisions of Internal Revenue Code Section 382 in connection with certain stock issuances by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The Company's revenues are derived from both the origination and sale of mortgage loans. As a wholesale mortgage banker specializing in nonprime lending, the Company generates income through discount points, fee charges for processing, documentation preparation, underwriting and other miscellaneous fees. With respect to the loans that it sells, the Company generates revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights sold to secondary market investors. This net gain is recognized at the time of receipt of funds based on the difference of the loans and their related servicing rights value minus the carrying value of the mortgage loans sold. The carrying value includes loan related expenses, consisting of fees paid to third parties for appraisal, credit reports, other third party charges related to the closing and funding of the mortgage loans. Interest income consists of the interest the Company receives on the mortgage during the period prior to sale.

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

Results of Operations

For the Three Months Ended March 31, 2000 compared to the Three Months Ended March 31, 1999

Revenues

Revenues for the three months ended March 31, 2000 increased $20,342 or 74% to $47,734 as compared to $27,392 for the three months ended March 31, 1999. The increase resulted from the higher gain on sales of loans. During the three months ended March 31, 1999, the Company was in the process of closing NMMC's retail lending operations in New Mexico and commencing wholesale operations in Lake Oswego, Oregon. During March, 2000, the Company reduced its workforce in Lake Oswego, Oregon, but continues to originate loans on the west coast.

Expenses

Total expenses increased $994,690 or 173% to $1,568,778 for the three months ended March 31, 2000 as compared to $574,088 for the three months ended March 31, 1999. The principal components of the increase in expense include $217,326 of additional personnel and commission expense and $780,077 of additional general, administrative and development expense. The increase in general, administrative and development expense relates primarily to a $165,611 increase in travel costs, a $152,782 increase in accounting and legal expenses, a $107,866 increase in consulting fees, and a general increase in expense levels to support a larger workforce. During the three months ended March 31, 2000, the Company moved its headquarters to Seattle, Washington resulting in closure costs related to operations in Lake Oswego, Oregon and Albuquerque, New Mexico, in addition to expenditures, including travel costs, to establish operations in Seattle, Washington. Accounting and legal expenses in the three months ended March 31, 2000 relate primarily to the Company's year end audit and Form 10k costs, while consulting fees relate primarily to the company's e-commerce web site.

Other Income

Other income was $1,062,681 for the three months ended March 31, 2000 a decrease of $659,509 compared to $1,722,190 for the three months ended March 31, 1999. The decrease was primarily attributable to a lower gain on the sale of investments of $1,061,872 liquidated during the three months ended March 31, 2000 for working capital expenses compared to $1,721,435 during the three months ended March 31, 1999, a decrease of $659,563.

Liquidity And Capital Resources

Operating Cash Flow

The Company has historically operated on a negative cash flow basis due primarily to development stage expenses and operating expenses that exceeded the limited revenues from NMMC's retail loan origination operations. During the three months ended March 31, 2000, the Company incurred additional expenses pursuant to the moving of the Company's headquarters to Seattle, Washington and the development of the Company's new business initiatives.

For the three months ended March 31, 2000, the Company had used $197,612 for operating activities, compared to $1,669,827 for the comparable period in 1999. The improvement in operating cash flow, as adjusted, resulted primarily from higher proceeds of loans originated for sale relative to originations of loans held for sale, in addition to lower cash usage for the three months ended March 31, 2000 for receivables.

Currently, the Company's primary cash requirements include the funding of (1) mortgage originations pending their sale, (2) interest expense on its warehouse and other financings and (3) ongoing administrative, development and other operating expenses. The Company must be able to sell and service loans and obtain adequate credit facilities and other sources of funding in order to achieve positive operating cash flows and to maintain the ability to originate, purchase and service loans.

The Company expects a significant use of cash during the year 2000 as it pursues various business initiatives, and anticipates it will require additional funding in the fourth quarter to be able to fund its business. Any material unforeseen increase in expenses, reductions in projected revenues, demand payments on a note payable to stockholder, or a significant reduction in the fair market value of marketable securities held will significantly accelerate the Company's need for additional capital. If additional funding is not available to the Company on economically reasonable terms the Company may need to significantly reduce its expenditures and/or curtail or cease certain operations. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, a situation that would have a material adverse affect on the Company.

Warehouse Financing

The Company relies upon warehouse financing facilities to support its loan originations prior to sale. The Company borrows money on a short-term basis through warehouse lines of credit during the period from loan origination to sale to third party investors. The Company has relied upon a limited number of lenders to provide the primary credit facilities for its loan originations. As of March 31, 2000 the Company had a $5 million warehouse line of credit with The Provident Bank with a variable rate of interest which could have been terminated at any time by The Provident Bank. The Company also has a $5 million warehouse line of credit with Sterling Bank & Trust which matures on June 27, 2000, and a $5 million warehouse line of credit with Bank United of Texas, FSB which matures on May 31, 2000 and is currently being considered for renewal.

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

Transactions with Affiliates

From time to time, the Company's Chief Executive Officer, Ronald R. Baca, has made loans to the Company and NMMC in order to fund the Company's working capital needs, including payroll and other office expenses. In consideration of Mr. Baca's capital contributions, the Company issued to Mr. Baca an unsecured demand promissory note dated as of December 31, 1998 in the amount of $701,737 and bearing interest at the rate of 8% per annum. During 1999, the Company made additional net borrowings from Mr. Baca in the amount of $157,831, which includes the transfer to Mr. Baca in May 1999 of 41,000 shares of the common stock of ZiaSun Technologies, Inc., a publicly traded corporation ("ZiaSun"), with a market value of $645,750. As of March 31, 2000, the outstanding balance of the note was $876,514.

Transactions Involving Capital Stock

In late 1999, the company hired the services of J. A. Young Co., an application service provider, to develop an e-commerce mortgage website. The terms of the agreement include the partial payment of services rendered by the issuance of the Company's common stock. During the three months ended March 31, 2000, the Company issued a total of 10,051 shares of common stock to J. A. Young Co. to pay for $53,598 of consulting fees.

Sales of Marketable Securities

During the three months ended March 31, 2000 the Company sold 106,550 shares of ZiaSun Common Stock, generating a gain on sale of $1,061,872. As of March 31, 2000, the Company held 294,950 shares of ZiaSun common stock with an approximate market value of $3,355,000. The Company may liquidate additional investment securities, as needed, to fund its working capital needs.

FORWARD-LOOKING STATEMENTS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following:

o the expectation that the Company will see a growth in revenues and positive net income;
o  the ability to increase customer awareness of the Company's Web site;
o  the ability to increase our customer base,
o  technology changes and the continued acceptance of the Internet;
o  general economic and business conditions;
o  competition;
o  the ability to attract and retain qualified personnel;
o  liability and other claims asserted against the Company; and
o and other factors referenced in this and other Company filings with the Securities and Exchange Commission.

Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Additional information on other risk factors which could affect the Company's financial results are included in the Company's Annual Report for the fiscal year ended December 31, 1999 on Form 10-K, and other Company reports and statements on file with the Securities and Exchange Commission.

                          Part II.  Other Information

Item 1.  Legal Proceedings

Regional Investors, Inc. v. NMMC, Inc., Second Judicial District Court, Bernalillo County, New Mexico No. CIV-99 07120.

A lawsuit was filed on July 15, 1999, in the Second Judicial District Court, Bernalillo County, New Mexico against NMMC by Regional Investors, Inc. ("Regional"). The complaint alleges that, in connection with a residential mortgage loan sold by NMMC to Regional, NMMC failed to repurchase a mortgage upon demand as required by Regional's Correspondent Agreement with NMMC. Regional is seeking monetary relief in the approximate amount of $43,362. The Company believes that Regional's claims are without merit and intends to defend vigorously against the action.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Listing.

     See Exhibit Index, below.

(b)  Reports on Form 8-K

Rider 16

During the first quarter of 2000, the Company filed a report on Form 8-K dated April 21, 2000. The form included under Item 7 of Form 8-K a press release concerning the completion of the Company's acquisition of The Lexus Companies, Inc.

During the first quarter of 2000, the Company filed a report on Form 8-K dated April 14, 2000, as amended by the Amendment on Form 8-K/A dated April 18, 2000. The form, as amended, included under Item 7 of Form 8-K: (1) the Amendment to the Agreement and Plan of Merger dated as of February 11, 2000 by and among Loraca International, Inc., Loraca Acquisition Corp., The Lexus Companies, Inc. and the Shareholders of The Lexus Companies, Inc.; (2) the Form of the Notes issued in connection with the acquisition of The Lexus Companies, Inc.; and, (3) a press release issued by the Company on February 14, 2000 concerning the acquisition of The Lexus Companies, Inc.

During the first quarter of 2000, the Company filed a report on Form 8-K dated February 28, 2000. The form included under Item 7 of Form 8-K the Agreement and Plan of Merger dated as of February 11, 2000 by and among Loraca International, Inc., Loraca Acquisition Corp., The Lexus Companies, Inc. and the Shareholders of The Lexus Companies, Inc.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 19th day of May, 2000.



                                         LORACA INTERNATIONAL, INC.

                                         By:  /S/ BERNARD A. GUY
                                         ----------------------------
                                         Bernard A. Guy
                                         President and Acting Chief
                                            Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                           LORACA INTERNATIONAL, INC.
                                 EXHIBIT INDEX
                                 MARCH 31, 2000

Exhibit
Number     Description

2.1* Agreement and Plan of Merger dated as of February 11, 2000 by and among Loraca International, Inc., Loraca Acquisition Corp., The Lexus Companies, Inc. and the Shareholders of The Lexus Companies, Inc.

3.1**      Articles of Incorporation of Loraca International, Inc., as amended.
3.2**      Amended and Restated Bylaws of Loraca International, Inc.
27.1       Financial Data Schedule.

* Incorporated by reference to Current Report on Form 8-K, filed with the Commission on February 28, 2000 (File No. 000-27585).
**     Incorporated by reference to the Company's Registration Statement on Form
          10 (File No. 000-27585), effective on December 9, 1999.