Form 10-Q
period 2000-06-30
LORACA INTERNATIONAL INC
filed 2000-08-14
CIK 1096345

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of the registrant's common stock as of August 11, 2000: 7,390,876

================================================================================



________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q

                      For the Quarter Ended June 30, 2000


                                     INDEX



Part I.  Financial Information

     Item 1.  Financial Statements                                               Page
                                                                                 ----
     a)   Consolidated Balance Sheets
          as of December 31, 1999 and June 30, 2000..............................  4

     b)   Consolidated Statements of Operations and Comprehensive Income (Loss)
          for the Three and Six Months Ended June 30, 1999 and 2000..............  5

     c)   Consolidated Statements of Stockholders' Equity
          for the Six Months Ended June 30, 2000.................................  6

     d)   Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1999 and 2000........................  7

     e)   Notes to Financial Statements..........................................  9

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................ 13


Part II.  Other Information

     Item 1.  Legal Proceedings.................................................. 19

     Item 4.  Submission of Matters to a Vote of Security Holders................ 19

     Item 6.  Exhibits and Reports on Form 8-K................................... 20

Signature........................................................................ 21



________________________________________________________________________________

                        Part I.  Financial Information

Item 1.  Financial Statements
























________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets

                                                                                           (Unaudited)
                                                                     December 31,            June 30,
                                                                         1999                  2000
                                                                  ----------------      ----------------
Assets
Cash and cash equivalents                                         $        155,072      $        156,435
Marketable securities                                                    6,367,541               980,109
Loans receivable held for sale, net                                      1,315,301               180,046
Prepaid expenses and accounts receivable                                    58,785               720,533
Mortgage servicing rights, net                                                   -             4,642,426
Furniture, fixtures and equipment, net                                      51,153               170,734
Capitalized leased assets, net                                              98,023                66,217
Receivables, other                                                          26,782                17,162
Goodwill, net of amortization of $56,324 (1999) and
 $149,357 (2000)                                                           404,512             3,418,323
                                                                  ----------------      ----------------

Total assets                                                      $      8,477,169      $     10,351,985
                                                                  ================      ================

Liabilities and Shareholders' Equity

Warehouse lines of credit                                         $      1,288,797      $        129,045
Notes payable to bank                                                       25,762             4,903,654
Accounts payable                                                           397,150               497,209
Accrued liabilities                                                        162,463               311,524
Escrow deposits                                                                298                   348
Capitalized lease liabilities                                              102,252                88,238
Note payable to stockholder                                                859,568               751,190
                                                                  ----------------      ----------------


Total liabilities                                                        2,836,290             6,681,208
                                                                  ----------------      ----------------

Floating rate convertible subordinated notes payable                             -             2,300,000

Commitments and contingencies

Stockholders' Equity
 Common stock:
 Par value - $.001 per share; 50,000,000 shares
  authorized; 7,003,047 (1999) and 7,390,876 (2000) shares
  issued and outstanding                                                     7,003                 7,391
 Additional paid-in-capital                                              3,292,409             4,817,907
 Other accumulated comprehensive income                                  4,442,892               230,318
 Accumulated deficit                                                    (2,101,425)           (3,684,839)
                                                                  ----------------      ----------------

Total stockholders' equity                                               5,640,879             1,370,777
                                                                  ----------------      ----------------

Total liabilities and stockholders' equity                        $      8,477,169      $     10,351,985
                                                                  ================      ================

See notes to consolidated financial statements.



________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                        and Comprehensive Income (Loss)
                                  (Unaudited)

                                                        Three Months Ended June 30,         Six Months Ended June 30,
                                                          1999              2000              1999            2000
                                                      ------------      ------------      ------------    ------------

Revenues:
 Servicing fees                                       $                 $    783,860      $               $    783,860
 Loan processing fees                                                        109,748                           109,748
 Gain on sales of mortgage loans held for sale              51,542            99,006            78,934         146,740
 Interest income                                            11,809           109,107            36,672         133,802
 Insurance commissions                                                       120,617                           120,617
 Appraisal and credit report fees                                              5,708                             5,708
 Other                                                                         1,324                             1,324
                                                      ------------      ------------      ------------    ------------
  Total revenue                                             63,351         1,229,370           115,606       1,301,799
                                                      ------------      ------------      ------------    ------------

Expenses:
 Interest expense                                           23,617           216,025            52,758         242,519
 Interest on subordinated notes                                               53,731                            53,731
 Personnel and commission expense                          325,948           793,540           609,267       1,294,185
 General, administrative and development expense           421,882           938,004           675,829       1,971,962
 Amortization of intangible assets                           7,680            85,352            15,361          93,033
 Amortization of mortgage servicing rights                                   726,025                           726,025
                                                      ------------      ------------      ------------    ------------
 Total expenses                                            779,127         2,812,677         1,353,215       4,381,455
                                                      ------------      ------------      ------------    ------------
Loss from operations                                      (715,776)       (1,583,307)       (1,237,609)     (3,079,656)
                                                      ------------      ------------      ------------    ------------

Other income
 Dividends                                                   3,947            13,681             4,702          14,490
 Gain on sale of investments                               665,688           419,880         2,387,123       1,481,752
                                                      ------------      ------------      ------------    ------------
  Total other income                                       669,635           433,561         2,391,825       1,496,242
                                                      ------------      ------------      ------------    ------------

Net income (loss)                                          (46,141)       (1,149,746)        1,154,216      (1,583,414)
                                                      ------------      ------------      ------------    ------------

Other comprehensive income (loss):
 Unrealized holding gains (losses) arising during
  period                                                (2,725,630)       (1,929,260)        1,868,277      (4,212,574)
                                                      ------------      ------------      ------------    ------------
Comprehensive income (loss)                           $ (2,771,771)     $ (3,079,006)     $  3,022,493    $ (5,795,988)
                                                      ============      ============      ============    ============

Basic and diluted net income (loss) per share         $      (0.01)     $      (0.16)     $       0.16    $      (0.22)
                                                      ============      ============      ============    ============

Weighted average number of shares outstanding            7,000,000         7,390,876         7,000,000       7,201,909
                                                      ============      ============      ============    ============



________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

                                        Common Stock                            Other
                                     Number                  Additional      Accumulated
                                       of                     Paid-in       Comprehensive      Accumulated
                                     Shares       Amount      Capital           Income           Deficit             Totals
                                  -----------   --------   ------------   ---------------    -------------       ------------

Balance, January 1, 2000            7,003,047      7,003      3,292,409         4,442,892       (2,101,425)         5,640,879

Common stock issued                   387,829        388      1,469,877                 -                -          1,470,265

Issuance of warrants for
 service                                    -          -         55,621                 -                -             55,621

Net unrealized holding losses
 on marketable securities                   -          -              -        (4,212,574)               -         (4,212,574)

Net loss                                    -          -              -                 -       (1,583,414)        (1,583,414)
                                  -----------   --------   ------------   ---------------    -------------       ------------

Balance, June 30, 2000           $  7,390,876  $   7,391  $   4,817,907  $        230,318   $   (3,684,839)     $   1,370,777
                                  ===========   ========   ============   ===============    =============       ============

See notes to consolidated financial statements.



________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                         -----------------------------------
Increase (Decrease) in Cash and Cash Equivalents             1999                  2000
                                                         -------------        --------------
Cash flows from operating activities:
 Net income (loss)                                       $   1,154,216        $   (1,583,414)

 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
  Depreciation and amortization                                 42,187               941,448
  Gain on disposition of investments                        (2,387,123)           (1,481,752)
  Non-cash equity issuance in exchange for service                   -               109,219

  Decrease (increase) in assets and liabilities:
   Proceeds from sale of loans originated for sale           7,912,343            10,953,086
   Originations of loans held for sale                      (6,390,860)           (9,469,787)
   Receivables                                                  31,097                 9,620
   Prepaid expenses                                            (14,095)             (242,959)

  Increase (decrease) in:
   Accounts payable                                            (68,707)             (212,443)
   Accrued liabilities                                         (53,020)              153,231
   Escrow deposits                                              (7,022)                   50
   Capital lease liabilities                                         -               (14,014)
                                                         -------------        --------------
 Total adjustments                                            (935,200)              745,699
                                                         -------------        --------------
Net cash provided (used) by operating activities               219,016              (837,715)
                                                         -------------        --------------

Cash flows from investing activities:
 Purchase of marketable securities                            (715,125)                    -
 Proceeds from sale of marketable securities                 2,322,562             2,656,742
 Purchase of furniture, fixtures and equipment                 (22,059)             (115,039)
 Capitalization of originated mortgage servicing
  rights                                                             -               (23,853)
 Business acquisitions, net of cash acquired                         -                90,391
                                                         -------------        --------------
Net cash provided by investing activities                    1,585,378             2,608,241
                                                         -------------        --------------

Cash flows from financing activities:
 Warehouse lines of credit and other borrowings, net        (1,514,050)           (1,432,270)
 Net (payments) on stockholder's note payable                 (273,549)             (108,378)
 Principal payments on other borrowings                        (43,864)             (228,515)
                                                         -------------        --------------
Net cash used by financing activities                       (1,831,463)           (1,769,163)
                                                         -------------        --------------
Net increase (decrease) in cash                                (27,069)                1,363
Cash and cash equivalents, beginning of period                  35,895               155,072
                                                         -------------        --------------
Cash and cash equivalents, end of period                 $       8,826        $      156,435
                                                         =============        ==============



________________________________________________________________________________

Supplemental schedule of non-cash investing and financing activities:

In March 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation for 377,778 shares of the Company's common stock valued at $1,416,668, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs. Assets acquired and liabilities assumed consisted of the following:


                                              Amount
                                            ----------

Cash and cash equivalents                   $  203,074
Marketable securities                              132
Loans receivable held for sale, net            348,044
Prepaid expenses and accounts receivable       418,789
Mortgage servicing rights                    5,344,598
Furniture, fixtures and equipment               95,126
Goodwill                                     3,098,499
Warehouse lines of credit                      272,518
Notes payable to bank                        5,106,407
Accounts payable                               308,332
                                            ----------

In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,526, respectively.

In March 2000, the Company issued 5-year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5-year warrants to purchase 1,010 shares of the Loraca Acquisition Corp. common stock at a strike price of $33.14 per share. The Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. and its wholly owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of Loraca Acquisition Corporation, which changed its name to The Lexus Companies, Inc., a Washington corporation ("Lexus/Washington") simultaneously with the closing and dissolution of The Lexus Companies, Inc., a Texas corporation ("Lexus/Texas"). The warrants were issued to Bank One, Kentucky, NA ("Bank One") in connection with services related to the acquisition of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. The terms of the warrant agreements permit Bank One to exercise the warrants in either the Company or Lexus/Washington, but not both. Therefore, upon the exercise of warrants of either the Company or Lexus/Washington, the reciprocal warrants would be automatically canceled. In connection with these issuances, the Company recorded an expense of $55,621.

Interest paid in the six months ended June 30, 1999 and 2000 totaled $52,758 and $242,519, respectively.

See notes to consolidated financial statements.



________________________________________________________________________________

LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Financial Statements
June 30, 2000
(Unaudited)


Note 1.   Description of Business

Laraca International, Inc. was incorporated on March 11, 1996 as a Nevada corporation, which changed its name to Loraca International, Inc. ("Loraca") in May 1998. The Company was formed to engage in the development of an internet-based technology for business-to-business e-finance transactions and the acquisition of financial service companies. The Company was considered a development stage company as defined under the Statement of Financial Accounting Standards (SFAS) No. 7 until February 23, 1998 when it acquired NMMC, Inc., an originator and seller of non-traditional mortgage products on a wholesale basis, formerly New Mexico Mortgage Company, Inc., a wholly-owned subsidiary of Loraca.

Subsequent to December 31, 1998, the Company closed NMMC's California and New Mexico sales and processing branches. The Company was originating and selling mortgage products in selected states from its offices in Oregon, until April 1, 2000. During the first quarter of 2000, the Company moved its headquarters to Seattle, Washington.

On March 31, 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc., a Texas Corporation ("Lexus/Texas") and its wholly-owned mortgage banking and insurance subsidiary, Calumet Securities Corporation ("Calumet"). The Lexus/Texas shares were acquired through the Company's wholly-owned direct subsidiary, Loraca Acquisition Corporation, a Washington Corporation, whose name was changed to The Lexus Companies, Inc., a Washington Corporation ("Lexus/Washington") simultaneous with the closing and dissolution of Lexus/Texas. Lexus/Washington was created as a holding company to acquire operating businesses for investment.

Calumet is a full-service mortgage banker providing loan origination, loan servicing and insurance services to its customers. Calumet was incorporated on January 29, 1932 in the State of Indiana to engage in the business to loan money secured by real property, to act as agent for Fannie Mae, Freddie Mac, Ginnie Mae, HUD, VA, private investors and/or corporations in the loaning of money upon real property and to collect the interest and principal on such loans and to perform such other acts and duties incident to such loans as shall be requested of it; and to purchase, own, hold, lease, mortgage, pledge, sell and dispose of real estate on its own behalf or on behalf of others. In addition, Calumet operates an insurance agency, which provides homeowners, life, automobile, mortgage protection and other types of personal and commercial insurance products to its mortgage customers and the general public.

Note 2.   Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All material intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, for the year ended December 31, 1999.



________________________________________________________________________________

Note 3.   Reclassifications

Certain reclassifications have been made for consistent financial statement presentation.

Note 4.   Composition of Certain Balance Sheet Accounts

                                                                     (Unaudited)
                                                       December 31,    June 30,
                                                           1999         2000
                                                       ------------  -----------
Marketable securities, available for sale:
 Equity securities, at cost                             $ 1,532,095   $  346,437
 Gross unrealized gain on equity securities               4,408,347      206,573
                                                        -----------   ----------
 Equity securities, at fair market value                  5,940,442      553,010
 Mortgage-backed security, at fair market value             427,099      427,099
                                                        -----------   ----------
                                                          6,367,541      980,109
                                                        ===========   ==========

Note 5.   Equity Transactions

In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,526, respectively.

In March 2000, the Company issued 5-year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5-year warrants to purchase 1,010 shares of the Loraca Acquisition Corporation common stock at a strike price of $33.14 per share. Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. of Texas ("Lexus/Texas") and its wholly owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of Loraca Acquisition Corporation, which changed its name to The Lexus Companies, Inc., a Washington corporation ("Lexus/Washington") simultaneously with the closing and dissolution of Lexus/Texas. The warrants were issued to Bank One, Kentucky; NA ("Bank One') in connection with services related to the acquisition of Lexus/Texas and Calumet Securities Corporation. The terms of the warrant agreements permit Bank One to exercise the warrants in either the Company or Lexus/Washington, but not both. Therefore, upon the exercise of warrants in either the Company or Lexus/Washington, the reciprocal warrants would be automatically cancelled. In connection with these issuances, the Company recorded an expense of $55,621.

In March 2000, the Company acquired all of the outstanding shares of Lexus/Texas, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation for 377,778 shares of Loraca common stock valued at $1,416,668, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs.

On June 1, 2000, the Company issued warrants, which expire on June 5, 2003 for the purchase of 12,000 shares of Loraca Common stock at a strike price of $2.50 per share subject to the terms and conditions of the warrant agreement. The warrants were issued to Xpede, Inc., a technology services provider in connection with its contract for services to the Company in the development and support of its technology.



________________________________________________________________________________

Note 6. Acquisition of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation

On March 31, 2000, the Company acquired all of the outstanding shares of Lexus/Texas and its wholly-owned subsidiary, Calumet Securities Corporation. Calumet Securities Corporation is a full-service mortgage origination, servicing and insurance agency, headquartered in the Midwestern region for over 68 years. It is an approved seller/servicer for FNMA, FHLMC, GNMA and is an approved lender by FHA and VA.

The aggregate consideration for the acquisition was approximately $3,821,005, which consisted of 377,778 shares of the Company's common stock, with a market value of $1,416,668, floating rate convertible subordinated notes in the principal amount of $2,300,000, and $104,337 of acquisition costs. The acquisition of Lexus/Texas and its subsidiary, Calumet Securities Corporation, has been accounted for using the purchase method of accounting.

The intangible component of the consideration for this transaction, which includes goodwill and purchased intangibles, will be amortized on a straight-line basis over ten years.

The following table reflects unaudited consolidated pro forma results of operations of the Company and Lexus/Texas and its wholly-owned subsidiary, Calumet Securities Corporation, as if the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods. The pro forma information does not include any one-time charges for transaction-related costs relating to the acquisition of Lexus/Texas and its wholly-owned subsidiary, Calumet Securities Corporation.

                                                        Three Months Ended June 30,                Six Months Ended June 30,
                                                         1999                 2000                  1999               2000
                                                   ---------------      ---------------       ---------------      -------------
Revenue
Net income (loss)                                  $     1,465,555      $     1,229,370       $     2,687,116      $   1,301,799
                                                             1,858           (1,149,746)              894,518         (1,583,414)
                                                   ===============      ===============       ===============      =============
Basic and diluted net income (loss)
 per share                                         $          0.00      $         (0.16)      $          0.13      $       (0.22)
                                                   ===============      ===============       ===============      =============


Note 7.   Legal Proceedings
**
Regional Investors, Inc. v. NMMC, Inc., Second Judicial District Court, Bernalillo County, New Mexico No. CIV-99 07120.

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



________________________________________________________________________________

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



________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The Company's revenues are derived primarily from the origination, sale and servicing of mortgage loans. As a mortgage banker which originates both conforming and nonprime mortgage loans on a retail and wholesale basis, the Company generates income through loan origination fees, discount points, fees charged for processing, documentation preparation, underwriting and other miscellaneous services. With respect to the loans that it sells, the Company generates revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights sold to secondary market investors. This net gain is recognized at the time funds are received based on the difference in the secondary market value of the loans and the related servicing rights sold minus the carrying value of the mortgage loans. The carrying value includes loan related expenses, consisting of fees paid to third parties for appraisal, credit reports, other third party charges related to the closing and funding of the mortgage loans. Interest income consists of the interest the Company receives on the mortgage during the period prior to sale. In addition, the Company generates servicing fee income and insurance commissions through its wholly-owned indirect subsidiary, Calumet Securities Corporation. The servicing fee income represents fees earned for servicing mortgage loans owned by institutional investors. The fees are calculated on the outstanding principal balance of the mortgage loans serviced. Fees are recorded as income when earned. Insurance commissions are calculated on the premiums charged to the insured and are recognized when earned. Included in accounts receivable and payable are premiums receivable from insureds and related payables to underwriters. These receivables and payables are recorded when the policies are billed.

The Company's costs and expenses consist largely of the following:
  .  Interest paid under its warehouse credit lines and term loan facilities.
  .  Salaries, commissions and benefits paid to employees.
  . General and administrative expenses such as occupancy costs, office expenses and professional services.
  . Depreciation and amortization expense relate principally to the Company's, facilities, computers, software and technology development, mortgage servicing rights and goodwill associated with its acquisitions.
  . Reserves for potential loan repurchase demands and premium recapture from the Company's investors, where appropriate.

Seasonality and Rates

Mortgage loan originations are typically at their lowest level during the first and fourth calendar quarters primarily due to a reduced level of home buying activity during the winter months. Mortgage loan originations generally increase beginning in March and continuing through October. As a result, the Company's earnings may be lower in the first and fourth quarters than in the second and third quarters. Further, the Company's expenses may vary quarter to quarter based on fluctuations in the volume of loans it originates. In addition, economic and interest rate cycles also impact the mortgage industry, where mortgage loan volume typically falls in rising interest rate environments, conversely servicing assets decrease when borrowers accelerate refinancing of existing loans in decreasing interest rate environments. During such periods, refinancing loan volume decreases as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages.



________________________________________________________________________________

Results of Operations

For the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999:

The Company's results of operations for the three and six months ended June 30, 2000 includes the operating results of Loraca International, Inc. and its wholly-owned direct subsidiaries NMMC, Inc. and Loraca Acquisition Corporation for the three and six month periods beginning April 1, 2000 to June 30, 2000 and January 1, 2000 to June 30, 2000, respectively. The operating results also include the revenue and expenses of Lexus/Texas and Calumet Securities Corporation (collectively "Lexus/Texas") for only the period from April 1, 2000 to June 30, 2000 for both the three and six month periods ended June 30, 2000 pursuant to the purchase method of accounting, based on the consummation of the Lexus/Texas acquisition on March 31, 2000.

Revenues

Revenues for the three months ended June 30, 2000 increased $1,166,019 or 1,840% to $1,229,370 as compared to $63,351 for the three months ended June 20, 1999. Revenues for the six months ended June 30, 2000 increased $1,186,193 or 1,026% to $1,301,799 as compared to $115,606 for the six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000 resulted from the acquisition of Lexus/Texas and its wholly-owned mortgage banking and insurance subsidiary, Calumet Securities Corporation ("Calumet"). For the six-month period beginning January 1, 2000 to June 30, 2000, total revenue for Lexus/Texas approximated $2.2 million compared to $1.2 million for the three months ended June 30, 2000. Included therein, is a $30.2 million bulk sale of servicing assets, which generated $468,924 of revenue for the three months ended June 30, 2000.

Expenses

Total expenses for the three months ended June 30, 2000 increased $2,033,550 or 261% to $2,812,677 as compared to $779,127 for the comparable period in 1999. Total expenses increased $3,028,240 or 224% to $4,381,455 for the six months ended June 30, 2000 as compared to $1,353,215 for the six months ended June 30, 1999. The principal components of this increase for the three and six months ended June 30, 2000, respectively, was in the operating expenses associated with the acquisition of Lexus/Texas and Calumet in the amount of $1,701,113 and the increase of $60,397 and $277,723 in personnel and commission expense and $183,308 and $963,319 of additional general, administrative and development expense from Loraca's historical operations, respectively. The increase in general, administrative and development expense relates primarily to a $71,827 and $310,587 increase in travel costs, a $46,957 and $170,444 increase in accounting and legal expenses, a $61,608 and $213,238 increase in consulting fees, a general increase in expense levels to support a larger workforce, the development of its technology and the pursuit of acquisition candidates for the three and six months ended June 30, 2000, respectively. For the six-month period ending June 30, 2000, Lexus/Texas incurred total operating expenses of $2,462,900 as compared to $1,701,113 for the three months ended June 30, 2000. The increase of $1,701,113 or 84% and 56% of the companies consolidated increase in operating expenses for the three and six months ended June 30, 2000 was primarily related to the Lexus/Texas amortization of mortgage servicing rights and intangible assets of $800,879 and the operating expenses of Lexus/Texas of $900,234 for the three months ended June 30, 2000. The Lexus/Texas amortization of mortgage servicing rights includes the $30.2 million bulk sale of servicing assets, which increased amortization expense by $430,886 for the three months ended June 30, 2000, and amortization from recurring servicing activity of $295,139, as compared to recurring amortization expense of $338,242 for the three months ended June 30, 1999. Operating expenses before depreciation and amortization for Lexus/Texas decreased by $330,659 or 18% from June 30, 1999 to June 30, 2000, as a result of reducing its personnel costs, salesmen commissions, servicing expenses, and a decrease in interest expense. During the six months ended June 30, 2000, in an effort to reduce overhead and consolidate its operations, the Company moved its headquarters to Seattle, Washington resulting in closure costs related to operations in Lake Oswego, Oregon and Albuquerque, New Mexico, in addition to expenditures, including travel costs, to establish operations in Seattle, Washington. Accounting and legal expenses in the six months ended June 30, 2000 relate primarily to the Company's year end audit and Form 10k costs, while consulting fees relate primarily to the Company's e-commerce web site.



________________________________________________________________________________

Other Income

Other income for the three months ended June 30, 2000, was $433,561, a decrease of $236,074 compared to $669,635 for the comparable period in 1999. The decrease was primarily due to a lower gain on the sale of investments of $419,880 liquidated during the three months ended June 30, 2000, for working capital compared to $665,668 for the comparable period in 1999. Other income was $1,496,242 for the six months ended June 30, 2000, a decrease of $895,583 compared to $2,391,825 for the six months ended June 30, 1999. The decrease was primarily attributable to a lower gain on the sale of investments of $1,481,752 liquidated during the six months ended June 30, 2000, for working capital expenses compared to $2,387,123 during the six months ended June 30, 1999, a decrease of $905,371.

Net Results

As a result, the Company reported a net loss of ($1,149,746) or ($0.16) per share for the three months ended June 30, 2000, as compared to a net loss of ($46,141) or ($0.01) per share for the three months ended June 30, 1999, which included depreciation, amortization of mortgage servicing rights and intangible assets of $820,121, as compared to $9,675 for the comparable period in 1999, reflecting a (loss) before depreciation and amortization of ($329,625) for the three months ended June 30, 2000, as compared to ($36,466) for the three months ended June 30, 1999. The Company reported a net loss of ($1,583,414) or ($0.22) per share for the six months ended June 30, 2000, as compared to net income of $1,154,216 or $0.16 per share for the six months ended June 30, 1999, which included depreciation, amortization of mortgage servicing rights and intangible assets of $941,448, as compared to $42,187 for the comparable period 1999, reflecting a (loss) before depreciation and amortization of ($641,966) for the six months ended June 30, 2000, as compared to earnings before depreciation and amortization of $1,196,403 in the comparable period in 1999. The decrease in earnings before depreciation and amortization for the three and six months ended June 30, 2000 is primarily due to lower gains on the sale of investments of $245,808 and $905,371, respectively, an increase in operating expenses, which was off-set by the increase in total revenue relating to the acquisition Lexus/Texas as described above.

Liquidity and Capital Resources

Operating Cash Flow

The Company has historically operated on a negative cash flow basis due primarily to development stage expenses and operating expenses that exceeded the limited revenues from NMMC's loan origination business. During the six months ended June 31, 2000, the Company incurred additional expenses pursuant to the moving of the Company's headquarters to Seattle, Washington, the development of the Company's new business initiatives, the acquisition of Lexus/Texas and the pursuit of additional revenue generating acquisition candidates.

For the six months ended June 30, 2000, the Company had used $837,715 for operating activities, compared to the generation of $219,016 in cash flow for the comparable period in 1999. The decrease in operating cash flow, as adjusted, resulted primarily from an increase in operating expenses to consolidate the operating offices of its subsidiaries into Seattle and Schererville, Indiana, consummation of the Lexus/Texas acquisition and the continued development of its technology.

As a result of the investing and financing activities, the Company off-set the decrease in operating cash flow, creating a net increase in cash of 105% or $1,363 for the six months ended June 30, 2000 as compared to a decrease of ($27,069) for the comparable period in 1999.

Currently, the Company's primary cash requirements include the funding of (1) mortgage originations pending their sale, (2) interest expense on its warehouse and other financings and (3) ongoing personnel, administrative, development and other operating expenses. The Company must be able to sell and service loans and obtain adequate credit facilities and other sources of funding in order to achieve positive operating cash flows and to maintain the ability to originate, purchase and service loans.



________________________________________________________________________________

The Company expects a significant use of cash during the year 2000, as it pursues various business initiatives, and anticipates it will require additional capital resources in the third or fourth quarter to be able to fund its business. Any material unforeseen increase in expenses, reductions in projected revenues, demand payments on a note payable to stockholder, or a significant reduction in the fair market value of marketable securities held will significantly accelerate the Company's need for additional capital.

Management is aggressively pursing additional working capital resources, which if secured will be utilized to complete the execution of its business strategies. Additionally, the Company has implemented an aggressive effort to reduce current operating costs throughout its businesses and is pursuing revenue-generating opportunities within its existing platform to improve profitability and operating cash flow. If additional funding is not available to the Company on economically reasonable terms, the Company may need to curtail or cease certain operations. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, a situation which would have a material adverse affect on the Company.

Warehouse Financing and Other Borrowings

The Company relies upon warehouse financing facilities to support its loan originations prior to sale. The Company borrows money on a short-term basis through warehouse lines of credit during the period from loan origination to the sale of loans to third party investors. The Company has relied upon a limited number of lenders to provide the primary credit facilities for its loan originations. As of June 30, 2000, the Company had a $5 million warehouse line of credit with The Provident Bank with a variable rate of interest, which may be terminated at any time by The Provident Bank, and a $5 million warehouse line of credit with Bank United of Texas, FSB, which matured on May 31, 2000 and has been extended until its formal renewal is complete. The Company also has a working capital line of credit of $400,000, which matures on June 1, 2001, a term note for approximately $4.3 million, which requires monthly principal payments of $69,037 plus interest, at a prime rate, maturing on November 1, 2005, each with Bank One, Kentucky NA, and a line of credit with Montgomery Bank and Trust for $250,000, which matures on January 31, 2001. The total advances outstanding as of June 30, 2000 on the working capital lines of credit approximate $609,000 and $129,000 on the warehouse lines of credit.

The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. As of June 30, 2000, the Company is in compliance with its operating and financial covenants.

Transactions with Affiliates

From time to time, the Company's Chief Executive Officer, Ronald R. Baca, has made loans to the Company and NMMC in order to fund the Company's working capital needs, including payroll and other office expenses. In consideration of Mr. Baca's capital contributions, the Company issued to Mr. Baca an unsecured demand promissory note dated as of December 31, 1998 in the amount of $701,737 and bearing interest at the rate of 8% per annum. During 1999, the Company made additional net borrowings from Mr. Baca in the amount of $157,831, which included the transfer to Mr. Baca in May 1999 of 41,000 shares of the common stock of ZiaSun Technologies, Inc., a publicly traded corporation ("ZiaSun"), with a market value of $645,750. As of June 30, 2000, the outstanding balance of the note was $751,190.

Transactions Involving Capital Stock

In late 1999, the Company hired the services of J. A. Young Co., an application service provider, to develop an e-commerce mortgage website. The terms of the agreement include the partial payment of services rendered by the issuance of the Company's common stock. During the six months ended June 30, 2000, the Company issued a total of 10,051 shares of common stock to J. A. Young Co. to pay for $53,598 of consulting fees.



________________________________________________________________________________

On June 1, 2000, the Company issued warrants, which expire on June 5, 2003 for the purchase of 12,000 shares of Loraca Common stock at a strike price of $2.50 per share subject to the terms and conditions of the warrant agreement. The warrants were issued to Xpede, Inc., a technology services provider in connection with its contract for services to the Company in the development and support of its technology.

Sales of Marketable Securities

During the six months ended June 30, 2000, the Company sold 290,850 shares of ZiaSun Common Stock, generating a gain on sale of $1,481,752. As of June 30, 2000, the Company held 110,650 shares of ZiaSun common stock with an approximate market value of $504,841. The Company may liquidate additional investment securities, as needed, to fund its working capital needs.



________________________________________________________________________________

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



________________________________________________________________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Stockholders' Meeting of Loraca International, Inc. (the "Company") was held on May 19, 2000 at the Company's offices at 1601 Fifth Avenue, Suite 2320, Seattle, Washington to vote on the following items. Included below are the results of the Stockholders' votes for each discussion item:

                                                                                       Results of Stockholders' Votes
                                                                       ------------------------------------------------------------

                                                                            For       Against   Withheld   Abstentions    Totals
                                                                         ----------  ---------  ---------  -----------  -----------
1.   To elect five (5) members of the Board of Directors until the next Annual Stockholders' Meeting, which included the following nominees:

           Ronald R. Baca       - Chairman                                4,805,207          -          -    2,585,669    7,390,876
           Bernard A. Guy       - Director                                4,805,207          -          -    2,585,669    7,390,876
           Harrison Gentry      - Director                                4,805,207          -          -    2,585,669    7,390,876
           John S. Trombello    - Director                                4,805,207          -          -    2,585,669    7,390,876
           Robert C. Stilz, Jr. - Director                                4,805,207          -          -    2,585,669    7,390,876

2.   To ratify the appointment of BDO Seidman, LLP, as the                4,805,207          -          -    2,585,669    7,390,876
     Company's independent accountants for the fiscal year ending
     December 31, 2000.

3.   To transact other business as may properly come before the                   -          -          -            -            -
     meeting of stockholders.  No other business was brought to the meeting.



________________________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Listing.

     See Exhibit Index, below.

(b)  Reports on Form 8-K

During the second quarter of 2000, the Company filed a report on Form 8-K/A dated June 13, 2000. The form, which amended the Form 8-K dated February 28, 2000, contained the required pro forma financial information related to the Company's acquisition of Lexus/Texas.



________________________________________________________________________________

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the 14th day of August 2000.



                                       LORACA INTERNATIONAL, INC.

                                       By:  /S/ BERNARD A. GUY


                                       ------------------------------
                                       Bernard A. Guy
                                       President and Acting Chief
                                       Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)



________________________________________________________________________________

                  LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX
                                 JUNE 30, 2000



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


* Incorporated by reference to Current Report on Form 8-K, filed with the Commission on February 28, 2000, (File No. 000-27585).

** Incorporated by reference to the Company's Registration Statement on Form 10 (File No. 000-27585), effective on December 9, 1999.



________________________________________________________________________________
                                                                Page 22