Form 10-Q
period 2000-09-30
LORACA INTERNATIONAL INC
filed 2000-11-20
CIK 1096345

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     5600 WYOMING BOULEVARD, N.E., SUITE 150, ALBUQUERQUE, NEW MEXICO 87109
                                (FORMER ADDRESS)
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.001 PAR VALUE

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Number of shares outstanding of the registrant's common stock as of November 10, 2000: 15,584,038

================================================================================

                   LORACA INTERNATIONAL, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                    For the Quarter Ended SEPTEMBER 30, 2000

                                      INDEX

Part I.     Financial Information

      Item 1. Financial Statements                                         PAGE
                                                                           ----
      a) Consolidated Balance Sheets
         as of December 31, 1999 and September 30, 2000 (Unaudited)..........4

      b) Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the Three and Nine Months Ended September 30, 1999
         and 2000 (Unaudited)................................................5

      c) Consolidated Statements of Stockholders' Equity
         for the Nine Months Ended September 30, 2000 (Unaudited)............6

      c) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 2000 (Unaudited)...7

      d) Notes to Financial Statements.......................................9

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................13


Part II.    Other Information

      Item 1. Legal Proceedings.............................................19

      Item 5. Other Information.............................................21

      Item 6. Exhibits and Reports on Form 8-K..............................22

Signature...................................................................21

________________________________________________________________________________

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements




























________________________________________________________________________________

                       LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                                                  SEPTEMBER 30,
                                                                                             DECEMBER 31,             2000
                                                                                                 1999              (UNAUDITED)
                                                                                          ------------------    ------------------
ASSETS

Cash and cash equivalents .............................................................   $          155,072    $           67,517
Marketable securities .................................................................            6,367,541               459,564
Loans receivable held for sale, net ...................................................            1,315,301               320,742
Prepaid expenses and accounts receivable ..............................................               58,785               571,049
Mortgage servicing rights, net ........................................................                 --               4,335,122
Furniture, fixtures and equipment, net ................................................               51,153               143,079
Capitalized leased assets, net ........................................................               98,023                56,650
Receivables, other ....................................................................               26,782                 3,000
Goodwill, net of amortization of $56,324 (1999) and $175,329 (2000) ...................              404,512             3,335,788
                                                                                          ------------------    ------------------
Total assets ..........................................................................   $        8,477,169    $        9,292,511
                                                                                          ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

Warehouse lines of credit .............................................................   $        1,288,797    $          244,032
Notes payable to bank .................................................................               25,762             4,639,326
Accounts payable ......................................................................              397,150               803,643
Accrued liabilities ...................................................................              162,463                63,562
Escrow deposits .......................................................................                  298                  --
Capitalized lease liabilities .........................................................              102,252               195,050
Note payable to stockholder ...........................................................              859,568               854,657
                                                                                          ------------------    ------------------
Total liabilities .....................................................................            2,836,290             6,800,270
                                                                                          ------------------    ------------------
Floating rate convertible subordinated note payable ...................................                 --               2,300,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock:
   Par value - $.001 per share; 50,000,000 shares authorized; 7,003,047 (1999)
     and 7,390,876 (2000) shares issued and outstanding ...............................                7,003                 7,391
   Additional paid-in-capital .........................................................            3,292,409             4,817,907
   Other accumulated comprehensive income (Loss) ......................................            4,442,892                  (957)
   Accumulated deficit ................................................................           (2,101,425)           (4,632,100)
                                                                                          ------------------    ------------------
Total stockholders' equity ............................................................            5,640,879               192,241
                                                                                          ------------------    ------------------
Total liabilities and stockholders' equity ............................................   $        8,477,169    $        9,292,511
                                                                                          ==================    ==================

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

________________________________________________________________________________

                   LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                         and Comprehensive Income (Loss)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        ---------------------------     ---------------------------
                                                                           1999            2000            1999            2000
                                                                        -----------     -----------     -----------     -----------
REVENUES:

   Servicing fees ..................................................    $      --       $   324,456     $      --       $ 1,108,316
   Loan processing fees ............................................           --           167,064            --           276,812
   Gain on sales of mortgage loans held for sale ...................         24,953          91,597         103,887         238,336
   Interest income .................................................         13,954         102,830          50,626         236,632
   Insurance commissions ...........................................           --            96,917            --           217,534
   Appraisal and credit report fees ................................           --            11,545            --            17,253
   Other ...........................................................           --             1,249            --             2,573
                                                                        -----------     -----------     -----------     -----------
   Total revenue ...................................................         38,907         795,658         154,513       2,097,456
                                                                        -----------     -----------     -----------     -----------
EXPENSES:
   Interest expense ................................................         14,909         118,109          67,668         360,628
   Interest on subordinated notes ..................................           --            55,838            --           109,570
   Personnel and commission expense ................................        427,841         761,287       1,037,108       2,055,472
   General, administrative and development expense .................        470,703         531,492       1,161,895       2,503,453
   Amortization of intangible assets ...............................           --            82,534            --           175,567
   Amortization of mortgage servicing rights .......................           --           343,620            --         1,069,644
                                                                        -----------     -----------     -----------     -----------
   Total expenses ..................................................        913,453       1,892,880       2,266,671       6,274,334
                                                                        -----------     -----------     -----------     -----------
Loss from operations ...............................................       (874,546)     (1,097,222)     (2,112,158)     (4,176,878)
                                                                        -----------     -----------     -----------     -----------
OTHER INCOME
   Dividends .......................................................            988             655           5,690          15,145
   Gain on sale of investments .....................................           --           149,306       2,387,123       1,631,058
                                                                        -----------     -----------     -----------     -----------
   Total other income ..............................................            988         149,961       2,392,813       1,646,203
                                                                        -----------     -----------     -----------     -----------
Net income (loss) ..................................................       (873,558)       (947,261)        280,655      (2,530,675)
                                                                        -----------     -----------     -----------     -----------
Other comprehensive income (loss):
   Unrealized holding gains (losses) arising during period .........       (695,513)       (231,275)      1,172,764      (4,443,849)
                                                                        -----------     -----------     -----------     -----------
Comprehensive income (loss) ........................................    $(1,569,071)    $(1,178,536)    $ 1,453,419     $(6,974,524)
                                                                        ===========     ===========     ===========     ===========
Basic and diluted net income (loss) per share ......................    $     (0.13)    $     (0.13)    $      0.04     $     (0.35)
                                                                        ===========     ===========     ===========     ===========
Weighted average number of shares outstanding ......................      7,000,000       7,390,876       7,000,000       7,261,599
                                                                        ===========     ===========     ===========     ===========

________________________________________________________________________________

                   LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

                                                 COMMON STOCK
                                          ---------------------------                     OTHER
                                             NUMBER                      ADDITIONAL    ACCUMULATED
                                               OF                         PAID-IN     COMPREHENSIVE     ACCUMULATED
                                             SHARES         AMOUNT        CAPITAL        INCOME           DEFICIT         TOTALS
                                          ------------   ------------   ------------   ------------    ------------    ------------
BALANCE, January 1, 2000 ..............      7,003,047          7,003      3,292,409      4,442,892      (2,101,425)      5,640,879

Common stock issued ...................        387,829            388      1,469,877           --              --         1,470,265

Issuance of warrants for service ......           --             --           55,621           --              --            55,621

Net unrealized holding losses on
   marketable securities ..............           --             --             --       (4,443,849)           --        (4,443,849)

Net loss ..............................           --             --             --             --        (2,530,675)     (2,530,675)
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, September 30, 2000 ...........      7,390,876   $      7,391   $  4,817,907   $       (957)   $ (4,632,100)   $    192,241
                                          ============   ============   ============   ============    ============    ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
________________________________________________________________________________

                   LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                        NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                               ---------------      ---------------
Increase (Decrease) in Cash and Cash Equivalents                                                    1999                 2000
                                                                                               ---------------      ---------------

Cash flows from operating activities:
   Net income (loss) .....................................................................     $       280,655      $    (2,530,675)

   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
      Depreciation and amortization ......................................................              69,827            1,010,039
      Gain on disposition of investments .................................................          (2,387,123)          (1,631,057)
      Non-cash equity issuance in exchange for service ...................................                --                109,219

      Decrease (increase) in assets and liabilities:
        Proceeds from sale of loans originated for sale ..................................           8,957,189           14,727,746
        Originations of loans held for sale ..............................................          (8,243,360)         (13,385,143)
        Receivables ......................................................................              (3,963)              23,782
        Prepaid expenses .................................................................             (35,098)             (93,475)

      Increase (decrease) in:
        Accounts payable .................................................................              98,801               93,991
        Accrued liabilities ..............................................................             (44,315)             (94,731)
        Escrow deposits ..................................................................              (7,345)                (298)
        Capital lease liabilities ........................................................             117,825               92,798
                                                                                               ---------------      ---------------
   Total adjustments .....................................................................          (1,477,562)             852,871
                                                                                               ---------------      ---------------
Net cash used by operating activities ....................................................          (1,196,907)          (1,677,804)
                                                                                               ---------------      ---------------
Cash flows from investing activities:
   Purchase of marketable securities .....................................................            (715,125)                --
   Proceeds from sale of marketable securities ...........................................           2,322,562            3,095,317
   Purchase of furniture, fixtures and equipment .........................................            (196,324)            (151,138)
   Capitalization of originated mortgage servicing rights ................................                --                (60,169)
   Proceeds from the sale of mortgage servicing rights ...................................                --                430,886
   Business acquisitions, net of cash acquired ...........................................                --                 90,391
                                                                                               ---------------      ---------------
Net cash provided by investing activities ................................................           1,411,113            3,405,287
                                                                                               ---------------      ---------------
Cash flows from financing activities:
   Warehouse lines of credit and other borrowings, net ...................................            (717,733)          (1,317,283)
   Net borrowing (payments) on stockholder's note payable ................................             499,108               (4,912)
   Principal payments on other borrowings ................................................             (50,257)            (492,843)

   Overdraft coverage ....................................................................              18,781                 --
                                                                                               ---------------      ---------------
Net cash used by financing activities ....................................................            (250,101)          (1,815,038)
                                                                                               ---------------      ---------------
Net increase (decrease) in cash ..........................................................             (35,895)             (87,555)

Cash and cash equivalents, beginning of period ...........................................              35,895              155,072
                                                                                               ---------------      ---------------
Cash and cash equivalents, end of period .................................................     $          --                 67,517
                                                                                               ---------------      ---------------

________________________________________________________________________________

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In March 2000, the Company acquired all of the outstanding shares of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation for 377,778 shares of the Company's common stock valued at $1,416,668, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs. Assets acquired and liabilities assumed consisted of the following:

                                                               AMOUNT
                                                             ----------
Cash and cash equivalents                                    $  203,074
Marketable securities                                               132
Loans receivable held for sale, net                             348,044
Prepaid expenses and accounts receivable                        418,789
Mortgage servicing rights                                     5,344,598
Furniture, fixtures and equipment                                95,126
Goodwill                                                      3,098,499
Warehouse lines of credit                                       272,518
Notes payable to bank                                         5,106,407
Accounts payable                                                308,332
                                                             ==========

In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,526, respectively.

In March 2000, the Company issued 5-year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5-year warrants to purchase 1,010 shares of the Loraca Acquisition Corp. common stock at a strike price of $33.14 per share. The Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of Loraca Acquisition Corporation, which changed its name to The Lexus Companies, Inc., a Washington corporation ("Lexus/Washington") simultaneously with the closing and dissolution of the Lexus Companies, Inc., a Texas corporation ("Lexus/Texas"). The Company owns all the outstanding shares of the Loraca Acquisition Corporation. The warrants were issued to a Bank One, Kentucky, NA ("Bank One") in connection with services related to the acquisition of The Lexus Companies, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation. The terms of the warrant agreements permit Bank One to exercise the warrants in either the Company or Lexus/Washington, but not both. Therefore, upon the exercise of warrants of either the Company or Lexus/Washington, the reciprocal warrants would be automatically canceled. In connection with these issuances, the Company recorded an expense of $55,621.

Interest paid in the nine months ended September 30, 1999 and 2000 totaled $67,668 and $365,938, respectively.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
________________________________________________________________________________

LORACA INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Financial Statements
September 30, 2000
(Unaudited)

Note 1.    Description of Business

Loraca International, Inc. was incorporated on March 11, 1996 as a Nevada corporation, which changed its name to Loraca International, Inc. ("Loraca") in May 1998. The Company was formed to engage in the development of an internet-based technology for business-to-business e-finance transactions and the acquisition of financial service companies. The Company was considered a development stage company as defined under the Statement of Financial Accounting Standards (SFAS) No. 7 until February 23, 1998 when it acquired NMMC, Inc., an originator and seller of non-traditional mortgage products on a wholesale basis, formerly New Mexico Mortgage Company, Inc., a wholly-owned subsidiary of Loraca.

Subsequent to December 31, 1998, the Company closed NMMC's California and New Mexico sales and processing branches. The Company is originating and selling mortgage products in selected states from its offices in Oregon. During the first quarter of 2000, the Company moved its headquarters to Seattle, Washington.

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

Note 2.    Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All material intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The accompanying unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's report to the Securities and Exchange Commission on Form 10-K, for the year ended December 31, 1999.

________________________________________________________________________________

Note 3.    Reclassifications

Certain reclassifications have been made for consistent financial statement presentation.

Note 4.    Composition of Certain Balance Sheet Accounts

                                                                                                                      (UNAUDITED)
                                                                                                 DECEMBER 31,        SEPTEMBER 30,
                                                                                                     1999                2000
                                                                                                ---------------     ---------------
Marketable securities, available for sale:
     Equity securities, at cost ...........................................................     $     1,532,095     $        75,551
     Gross unrealized gain/(loss) on equity securities ....................................           4,408,347             (43,086)
                                                                                                ---------------     ---------------
     Equity securities, at fair market value ..............................................           5,940,442              32,465
     Mortgage-backed security, at fair market value .......................................             427,099             427,099
                                                                                                ---------------     ---------------
                                                                                                $     6,367,541     $       459,564
                                                                                                ===============     ===============

Note 5.    Equity Transactions

In February 2000, pursuant to the Company's contract with its technology developer, 4,427 and 5,624 shares of common stock at $5.4375 and $5.25 per share, respectively, were issued to pay consulting fees of $24,072 and $29,525, respectively.

In March 2000, the Company issued 5-year warrants to purchase 70,707 shares of the Company's common stock at a strike price of $5.10 per share. In addition, the Company issued 5-year warrants to purchase 1,010 shares of the Loraca Acquisition Corp. common stock at a strike price of $33.14 per share. The Loraca Acquisition Corporation is an entity created to acquire The Lexus Companies, Inc. of Texas ("Lexus/Texas") and its wholly owned subsidiary, Calumet Securities Corporation. The Company owns all the outstanding shares of Loraca Acquisition Corporation, which changed its name to The Lexus Companies, Inc., a Washington corporation ("Lexus/Washington") simultaneously with the closing and dissolution of Lexus/Texas. The warrants were issued to a bank in connection with services related to the acquisition of Lexus/Texas and its wholly-owned subsidiary, Calumet Securities Corporation. The warrants were issued to Bank One, Kentucky; NA ("Bank One") in connection with services related to the acquisition of Lexus/Texas and Calumet Securities Corporation. The terms of the warrant agreements permit Bank One to exercise the warrants in either the Company or Lexus/Washington, but not both. Therefore, upon the exercise of warrants of either the Company or Lexus/Washington, the reciprocal warrants would be automatically canceled in connection with these issuances, the Company recorded an expense of $55,621.

In March 2000, the Company acquired all of the outstanding shares of Lexus/Texas, Inc. and its wholly-owned subsidiary, Calumet Securities Corporation for 377,778 shares of Loraca common stock valued at $1,416,667, $2,300,000 in floating rate convertible subordinated notes, and $104,337 in acquisition costs.

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

The following table reflects unaudited consolidated pro forma results of operations of the Company and Lexus/Texas and its subsidiary, Calumet Securities Corporation, as if the acquisition had taken place at the beginning of each period presented. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisitions had been effective at the beginning of the respective periods. The pro forma information does not include any one-time charges for transaction-related costs relating to the acquisition of Lexus/Texas and its subsidiary, Calumet Securities Corporation.

                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                          SEPTEMBER 30,
                                                        -----------------------------------     -----------------------------------
                                                             1999                2000                1999                2000
                                                          (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
                                                        ---------------     ---------------     ---------------     ---------------
Revenue ............................................    $     1,030,306     $       810,470     $     3,717,422     $     2,112,268
Net loss ...........................................         (1,333,411)           (947,261)           (438,893)         (2,530,675)

                                                        ===============     ===============     ===============     ===============
Basic and diluted net loss
    Per share ......................................    $         (0.19)    $         (0.13)    $         (0.06)    $         (0.35)
                                                        ===============     ===============     ===============     ===============

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

Note 10.    Subsequent Events

In October, 2000, the Company entered into a transaction with its Chief Executive Officer, Ronald R, Baca, in which the Company exchanged 2,239,318 shares of Loraca common stock in full satisfaction of the shareholder note payable to Mr. Baca representing the outstanding principal and unpaid interest of approximately $909,722, at a price per share of approximately $0.4062. The transaction resulted in an increase in total stockholders' equity equal to amount due of $909,722.

On October 31, 2000 the Company received a capital contribution from Mr. Baca which approximated $950,000 in exchange for 2,338,461 shares of Loraca common stock and 2,338,461 in Loraca stock warrants, each at an exercise price of $0.4062.

On October 31, 2000 the Company received a capital contribution from an unaffiliated minority shareholder which approximated $250,000 in exchange for 615,384 shares of Loraca common stock at an exercise price of $0.4062.

On October 20, 2000, the Company acquired all the outstanding capital stock of HomeLoan, Inc. and subsidiaries (collectively HomeLoan), a Delaware corporation, with its headquarters in Dallas, Texas. HomeLoan operates a conforming mortgage loan origination platform with a retail, netbranch and wholesale origination network established throughout the United States. The aggregate consideration was equal to $3,093,600, which consisted of 3,000,000 shares of Loraca common stock, in exchange for all of the outstanding capital stock of HomeLoan. The purchase price is subject to book value adjustment according to the Agreement and Plan of Merger. However, in no event shall more than 286,000 shares of Loraca common stock be issued as a result of the adjustment. The financial information pertaining to the HomeLoan acquisition will be subsequently provided in a Form 8k filing.

________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

The Company's revenues are derived primarily from the origination, sale and servicing of mortgage loans. As a mortgage banker which originates both conforming and nonprime mortgage loans on a retail and wholesale basis, the Company generates income through loan origination fees, discount points, fees charged for processing, documentation preparation, underwriting and other miscellaneous services. With respect to the loans that it sells, the Company generates revenues from net premium income and interest income. Net premium income consists of the net gain on the sale of mortgage loans and mortgage servicing rights sold to secondary market investors. This net gain is recognized at the time funds are received based on the difference in the secondary market value of the loans and the related servicing rights sold minus the carrying value of the mortgage loans. The carrying value includes loan related expenses, consisting of fees paid to third parties for appraisal, credit reports, other third party charges related to the closing and funding of the mortgage loans. Interest income consists of the interest the Company receives on the mortgage during the period prior to sale. In addition, the Company generates servicing fee income and insurance commissions through its wholly owned indirect subsidiary, Calumet Securities Corporation. The servicing fee income represents fees earned for servicing mortgage loans owned by institutional investors. The fees are calculated on the outstanding principal balance of the mortgage loans serviced. Fees are recorded as income when earned. Insurance commissions are calculated on the premiums charged to the insured and are recognized when earned. Included in accounts receivable and payable are premiums receivable from insureds and related payables to underwriters. These receivables and payables are recorded when the policies are billed.

The Company's costs and expenses consist largely of the following:

     o Interest paid under its warehouse credit lines and term loan facilities.
     o   Salaries, commissions and benefits paid to employees.
     o General and administrative expenses such as occupancy costs, office expenses and professional services.
     o Depreciation and amortization expense related principally to the Company's facilities, computers, software and technology development, mortgage servicing rights and goodwill associated with its acquisitions.
     o Reserves for potential loan repurchase demands and premium recapture from the Company's investors, where appropriate.

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

________________________________________________________________________________

Results of Operations

For the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999:

The Company's results of operations for the three and nine months ended September 30, 2000 includes the operating results of Loraca International, Inc. and its wholly-owned direct subsidiaries NMMC, Inc. and Loraca Acquisition Corporation. The operating results also include the revenue and expenses of Lexus/Texas and Calumet (collectively "Lexus/Texas") for only the period from April 1, 2000 to September 30, 2000 for the nine month period ended September 30, 2000 pursuant to the purchase method of accounting, based on the consummation of the Lexus/Texas acquisition on March 31, 2000.

Revenues

Revenues for the three months ended September 30, 2000 increased $756,751 or 1,945% to $795,658 as compared to $38,907 for the three months ended September 20, 1999. Revenues for the nine months ended September 30, 2000 increased $1,942,943 or 1,257% to $2,097,456 as compared to $154,513 for the nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000 resulted from the acquisition of Lexus/Texas and its wholly-owned mortgage banking and insurance subsidiary, Calumet Securities Corporation ("Calumet"). For the nine-month period ended September 30, 2000, total revenue for Lexus/Texas, was $1,984,838 as compared to $2,413,602 for the same period ended September 30,1999. Included within the Lexus/Texas revenue for the nine months ended September 30, 2000, is a $30.2 million bulk sale of servicing assets, which generated $468,924 of revenue.

Expenses

Total expenses for the three months ended September 30, 2000 increased $979,427 or 107% to $1,892,880 as compared to $913,453 for the comparable period in 1999. Total expenses increased $4,007,663 or 177% to $6,274,334 for the nine months ended September 30, 2000 as compared to $2,266,671 for the nine months ended September 30, 1999. The principal components of this increase for the three and nine months ended September 30, 2000, respectively, were in the operating expenses associated with the acquisition of Lexus/Texas on March 31,2000, which contributed to the increase in the amount of $1,221,968 and $2,902,375, respectively. The increase in total expenses for the three months ended September 30, 2000 were offset by a decrease in the personnel, commissions, and administrative expenses of Loraca and NMMC which approximated $273,630 after moving it's subprime origination platform in Portland,OR to its operating platform at Calumet's facility in Schererville, Indiana. Personnel, commissions and administrative expenses for Loraca and NMMC during the nine months ended September 30,2000 increased $996,423 as a result of the Company's effort to develop its web-based technology, incurring professional fees of $365,148, an increase in travel costs of $398,662 to execute its acquisition stratergy, and an increase in personnel expenses to expand its key management of $130,356. However, for the three month period ended September 30, 2000, total expenses before depreciation and amortization decreased $693,129 as compared to the three months ended September 30,2000, reflecting cost reductions created by consolidating the operations of NMMC and Lexus/Texas.

For the nine-month period ending September 30, 2000, Lexus/Texas incurred total operating expenses of $2,902,375, which includes depreciation of $18,957, amortization of mortgage servicing rights of $1,074,348 and the amortization of intangible assets of $149,708, in total $1,243,013. The Lexus/Texas amortization of mortgage servicing rights includes the bulk sale of mortgage servicing assets in the second quarter of 2000, which increased amortization expense by $430,886, reflecting amortization from recurring servicing activity of $643,462. Operating expenses before depreciation and amortization for Lexus/Texas decreased by $156,134 or 9% for the nine month comparative period from September 30, 1999 to September 30, 2000, as a result of reducing its personnel costs, salesmen commissions, servicing expenses, and a decrease in interest expense. During the nine months ended September 30, 2000, in an effort to reduce overhead and consolidate its operations, the Company moved its headquarters to Seattle, Washington which resulted in closure costs related to the operations in Lake Oswego, Oregon and Albuquerque, New Mexico. In addition to the expenditures the Company incurred travel costs, to establish operations in Seattle, Washington.

________________________________________________________________________________

Other Income

Other income for the three months ended September 30, 2000, was $149,961, an increase of $148,973 compared to $988 for the comparable period in 1999. The increase was primarily due to the gain on sale of marketable securities which approximated $149,306, during the three months ended September 30, 2000, liquidated for the purpose of generating working capital resources. Other income was $1,646,203 for the nine months ended September 30, 2000, a decrease of $746,610 compared to $2,392,813 for the nine months ended September 30, 1999. The decrease for the nine month period was primarily attributable to fewer sales of the Company's marketable securities and lower gains on the sale of investments, reflecting a decrease in the gain on sale of investments of $756,065 during the nine months ended September 30, 2000.

Net Results

As a result, the Company reported a net loss of $947,261 or $0.13 per share for the three months ended September 30, 2000, as compared to a net loss of $873,558 or $0.13 per share for the three months ended September 30, 1999, which included depreciation, amortization of mortgage servicing rights and intangible assets of $453,383, as compared to $28,640 for the comparable period in 1999, reflecting loss before depreciation and amortization of $493,878 for the three months ended September 30, 2000, as compared to $844,918 for the three months ended September 30, 1999. The Company reported a net loss of $2,530,675 or $0.35 per share for the nine months ended September 30, 2000, as compared to net income of $280,655 or $0.04 per share for the nine months ended September 30, 1999, which included depreciation, amortization of mortgage servicing rights and intangible assets of $1,394,831, as compared to $70,827 for the comparable period 1999, reflecting a loss before depreciation and amortization of $1,135,844 for the nine months ended September 30, 2000, as compared to earnings before depreciation and amortization of $351,482 in the comparable period in 1999. The decrease in loss before depreciation and amortization of $351,040 for the three months ended September 30, 2000 is primarily due to the reduction in personnel, commissions and administrative expenses associated with the operational consolidation of NMMC into the Calumet operating facility. The Company's increase in loss before depreciation and amortization of $1,487,326 for the nine months ended September 30, 2000 was primarily related to the decrease in gains on the sale of marketable securities attributable to fewer sales, representing a reduction of $756,065, the increase in personnel, general and administrative expenses to further develop the Company's web-based technology, recruit experienced management and to further execute its acquisition strategy to expand the loan origination network of the Company, which aggregated $1,056,738, offset by the generation of net income before depreciation and amortization from the Lexus/Texas acquisition of $325,477.

Liquidity and Capital Resources

Operating Cash Flow

For the nine months ended September 30, 2000, the Company had used $1,677,804 for operating activities, compared to the cashflow used of $1,196,907 for the comparable period in 1999. The Company has historically operated on a negative cash flow basis due primarily to the development stage costs and operating expenses that exceeded the limited revenues from NMMC's loan origination business. During the nine months ended September 30, 2000, the Company generated net income before depreciation and amortization of $325,477 from its indirect subsidiary Lexus/Texas, a recently acquired mortgage loan origination and servicing platform. The operating cash flow from Lexus/Texas was offset by expenses incurred pursuant to moving the Company's headquarters to Seattle, Washington, the consolidation of NMMC into Lexus/Texas, the development of the Company's new business initiatives, and the pursuit of additional revenue generating acquisition candidates.

As a result of the investing and financing activities, the Company generated net cashflow of $1,590,249 to fund its operating cash requirements for the nine months ended September 30, 2000 as compared to $1,161,012 for the comparable period in 1999, resulting in cash and cash equivalents of $67,517 as of September 30,2000.

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

________________________________________________________________________________

The Company continues to expect a significant use of cash as it pursues various business initiatives, and will require additional capital resources in the fourth quarter to be able to fund its business. Any material unforeseen increase in expenses or reductions in revenue will significantly accelerate the Company's need for additional capital.

Management is aggressively pursuing additional working capital resources, which if secured will be utilized to complete the execution of its business strategies. Additionally, the Company has implemented an aggressive effort to reduce current operating costs throughout its businesses, as it has reduced its total operating expenses before depreciation and amortization during three months ended September 30, 2000 by ($692,129) as compared to the three months ended June 30, 2000. Additionally, the Company is pursuing revenue-generating opportunities within its existing platform to improve profitability and operating cash flow. If additional funding is not available to the Company on economically reasonable terms, the Company may need to curtail or cease certain operations. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all, a situation which would have a material adverse affect on the Company.

Warehouse Financing and Other Borrowings

The Company relies upon warehouse financing facilities to support its loan origination prior to sale. The Company borrows money on a short-term basis through warehouse lines of credit during the period from loan origination to the sale of loans to third party investors. The Company has relied upon a limited number of lenders to provide the primary credit facilities for its loan originations. As of September 30, 2000, the Company had a $5 million warehouse line of credit with The Provident Bank with a variable rate of interest, which may be terminated at any time by The Provident Bank, and a $5 million warehouse line of credit with Bank United of Texas, FSB, which matures on May 31, 2001. The Company also has a working capital line of credit of $400,000, which matures on June 1, 2001, a term note for approximately $4.3 million, which requires monthly principal payments of $69,037 plus interest at a prime rate with a maturity date of November 1, 2005, each with Bank One, Kentucky NA, and a line of credit with Montgomery Bank and Trust for $250,000, which matures on January 31, 2001. The total advances outstanding as of September 30, 2000 on the working capital lines of credit approximate $609,000 and $244,000 on the warehouse lines of credit.

The Company is required to comply with various operating and financial covenants as provided in the agreements described above which are customary for agreements of their type. The continued availability of funds provided to the Company under these agreements is subject to the Company's continued compliance with these covenants. As of September 30, 2000, the Company is in compliance with its operating and financial covenants.

Transactions with Affiliates

From time to time, the Company's Chief Executive Officer, Ronald R. Baca, has made loans to the Company and NMMC in order to fund the Company's working capital needs, including payroll and other office expenses. In consideration of Mr. Baca's capital contributions, the Company issued to Mr. Baca an unsecured demand promissory note dated as of December 31, 1998 in the amount of $701,737 and bearing interest at the rate of 8% per annum. During 1999, the Company made additional net borrowings from Mr. Baca in the amount of $157,831, which included the transfer to Mr. Baca in May 1999 of 41,000 shares of the common stock of ZiaSun Technologies, Inc., a publicly traded corporation ("ZiaSun"), with a market value of $645,750. As of September 30, 2000, the outstanding balance of the note was $854,657.

Transactions Involving Capital Stock

In late 1999, the Company hired the services of J. A. Young Co., an application service provider, to develop an e-commerce mortgage website. The terms of the agreement include the partial payment of services rendered by the issuance of the Company's common stock. During the nine months ended September 30, 2000, the Company issued a total of 10,051 shares of common stock to J. A. Young Co. to pay for $53,598 of consulting fees.

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

Sales of Marketable Securities

During the nine months ended September 30, 2000, the Company sold 400,650 shares of ZiaSun Common Stock, generating a gain on sale of $1,631,058. As of September 30, 2000, the Company held 850 shares of ZiaSun common stock with an approximate market value of $1,568. In addition, the Company held an investment in a mortgage-backed security with a fair market value of approximately $427,099 and holds 5,860 shares of restricted stock in the Hartcourt Companies, Inc. with an approximate fair market value of $30,897. The Company may liquidate additional investment securities, as needed, to fund its working capital needs.

________________________________________________________________________________

FORWARD-LOOKING STATEMENTS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following:

     o the expectation that the Company will be successful in raising additional capital resources;
     o the expectation that the Company will see a growth in revenues and positive net income;
     o   the ability to increase customer awareness of the Company's Web site;
     o   the ability to increase our customer base,
     o   technology changes and the continued acceptance of the Internet;
     o   general economic and business conditions;
     o   competition;
     o   the ability to attract and retain qualified personnel;
     o   liability and other claims asserted against the Company; and
     o and other factors referenced in this and other Company filings with the Securities and Exchange Commission.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5:  Other Information

In October, 2000, the Company entered into a transaction with its Chief Executive Officer, Ronald R, Baca, in which the Company exchanged 2,239,318 shares of Loraca common stock in full satisfaction of the shareholder note payable to Mr. Baca representing the outstanding principal and unpaid interest of approximately $909,722, at a price per share of approximately $0.4062. The transaction resulted in an increase in total stockholders' equity equal to amount due of $909,722.

On October 31, 2000 the Company received a capital contribution from Mr. Baca which approximated $950,000 in exchange for 2,338,461 shares of Loraca common stock and 2,338,461 in Loraca stock warrants, each at an exercise price of $0.4062.

On October 31, 2000 the Company received a capital contribution from an unaffiliated minority shareholder which approximated $250,000 in exchange for 615,384 shares of Loraca common stock at an exercise price of $0.4062.

On October 20, 2000, the Company acquired all the outstanding capital stock of HomeLoan, Inc. and subsidiaries (collectively HomeLoan), a Delaware corporation, with its headquarters in Dallas, Texas. HomeLoan operates a conforming mortgage loan origination platform with a retail, netbranch and wholesale origination network established throughout the United States. The aggregate consideration was equal to $3,093,600, which consisted of 3,000,000 shares of Loraca common stock, in exchange for all of the outstanding capital stock of HomeLoan. The purchase price is subject to book value adjustment according to the Agreement and Plan of Merger. However, in no event shall more than 286,000 shares of Loraca common stock be issued as a result of the adjustment. The financial information pertaining to the HomeLoan acquisition will be subsequently provided in a Form 8k filing.

________________________________________________________________________________

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibit Listing.

        See Exhibit Index, below.

(b)     Reports on Form 8-K

































________________________________________________________________________________

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Seattle, Washington, on the _______ day of November 2000.

                                          LORACA INTERNATIONAL, INC.

                                          By:  /s/ BERNARD A. GUY

                                          --------------------------------------
                                          Bernard A. Guy
                                           President and Acting Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)



















________________________________________________________________________________

                           LORACA INTERNATIONAL, INC.
                                  EXHIBIT INDEX
                               September 30, 2000

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
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

* INCORPORATED BY REFERENCE TO CURRENT REPORT ON FORM 8-K, FILED WITH THE COMMISSION ON FEBRUARY 28, 2000, (FILE NO. 000-27585).

** INCORPORATED BY REFERENCE TO THE COMPANY'S REGISTRATION STATEMENT ON FORM 10 (FILE NO. 000-27585), EFFECTIVE ON DECEMBER 9, 1999.




























________________________________________________________________________________
                                                                         Page 23